Form 10-Q
period 2025-06-30
ISQ Open Infrastructure Co LLC
filed 2025-08-14
CIK 2059924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-56735

ISQ Open Infrastructure Company LLC
(Exact name of registrant as specified in its charter)

Delaware	33-2876284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Brickell Avenue, PH, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

(786) 693-5739
Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2025, the registrant had no Shares outstanding.

Table of Contents

		Page

Part I.	Financial Information	1

Item 1.	Financial Statements	1
	ISQ Open Infrastructure Company LLC - Series I
	Consolidated Statement of Assets and Liabilities (Unaudited) as of June 30, 2025	1
	Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2025 and for the period from March 28, 2025 to June 30, 2025	2
	Consolidated Statements of Changes in Net Assets (Unaudited) for the three months ended June 30, 2025 and for the period from March 28, 2025 to June 30, 2025	3
	Consolidated Statement of Cash Flows (Unaudited) for the period from March 28, 2025 to June 30, 2025	4
	Notes to Consolidated Financial Statements (Unaudited)	5
	ISQ Open Infrastructure Company LLC - Series II
	Statement of Assets and Liabilities (Unaudited) as of June 30, 2025	9
	Statements of Operations (Unaudited) for the three months ended June 30, 2025 and for the period from March 28, 2025 to June 30, 2025	10
	Statements of Changes in Net Assets (Unaudited) for the three months ended June 30, 2025 and for the period from March 28, 2025 to June 30, 2025	11
	Statement of Cash Flows (Unaudited) for the period from March 28, 2025 to June 30, 2025	12
	Notes to Financial Statements (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

Part II.	Other Information	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

i

Certain Terms Used in this Quarterly Report on Form 10-Q

●	the terms “we,” “us,” “our,” and the “Company,” refer to ISQ Open Infrastructure Company LLC or, where applicable, Series I and/or Series II;

●	the term “Board” refers to each of the Series’ board of directors;

●	the term “Broken Deal Expenses” refers to (i) legal, auditing, investment banking, valuation, consulting, engineering, custody, administration, tax, accounting, and other professional fees, costs, expenses, retainers and/or other payments; (ii) all fees, costs and expenses associated with the discovery, sourcing, evaluation, diligence, financial analysis, negotiation, structuring, making, and potential refinancing of the Company’s proposed and unconsummated acquisitions, including, without limitation, any meetings and/or travel, accommodation, meal and entertainment expenses related to such prospective acquisitions, any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, private placement fees, syndication fees, bank charges, depositary fees, fees and expenses related to environmental evaluation, closing and execution costs, fees and expenses of consultants, sales commissions, appraisal fees, taxes, underwriting commissions and discounts, brokerage fees and information services; and (iii) all other fees, costs and expenses relating to unconsummated transactions, including, without limitation, submission costs, reverse termination fees and damages and the fees, costs and expenses described in (i) and (ii) above (including, in each of cases (i), (ii) and (iii), such fees, costs and expenses that might have been borne by a co-investment vehicle had the transaction been consummated).

●	the term “I Squared” refers collectively to I Squared Capital Advisors (US) LLC and its subsidiaries;

●	the term “Infrastructure Service Provider(s)” refers to any product or service that could be provided to the Company or any Infrastructure Asset. I Squared could directly or indirectly cause any Infrastructure Asset or other asset of the Company or any other I Squared Vehicle, whether currently in existence or acquired, organized, formed, established or otherwise arranged in the future, to provide such product or service.

●	The term “I Squared Vehicles” refers to the funds, investment vehicles and accounts managed, now or in the future, by I Squared, the Manager or any of their respective affiliates (excluding for this purpose, I Squared proprietary entities), including, but not limited to, funds, investment vehicles and accounts pursuing the following strategies: infrastructure equity (including mid-market and opportunistic growth equities in power & utilities; transportation & logistics; midstream, downstream & liquefied natural gas (“LNG”); digital infrastructure; environmental infrastructure and social infrastructure) and infrastructure credit (including construction financing, acquisition financing, liquidity and growth capital, refinancing, recapitalization and restructuring opportunities).

●	the term “Manager” refers to I Squared Capital Registered Advisor LLC, our manager, an affiliate of I Squared and an investment adviser registered under the United States (the “U.S.”) Investment Advisers Act of 1940, as amended (the “Advisers Act”);

●	the term “Series I” refers to ISQ Open Infrastructure Company LLC —Series I, a registered series of the Company;

●	the term “Series II” refers to ISQ Open Infrastructure Company LLC —Series II, a registered series of the Company;

●	the term “Series” refers collectively to Series I and Series II;

●	the term “Series I Shareholders” refers to holders of our Series I Shares. There are nine types of shares available to Shareholders through Series I: Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares, Class F-JTE Shares, Class STE Shares, Class DTE Shares, Class ITE Shares, Class JTE Shares (collectively, the “Series I Investor Shares”) and Class ETE Shares. Each of Series I Investor Shares and Class ETE Shares will invest into its corresponding Series II Investor Shares or Class E Shares, as applicable;

●	the term “Series II Shareholders” refers to holders of our Series II Shares. There are nine types of shares available to Shareholders through Series II: Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class S Shares, Class D Shares, Class I Shares, Class J Shares (collectively, the “Series II Investor Shares”, together with the Series I Investor Shares, the “Investor Shares”) and Class E Shares. The Investor Shares are not entitled to vote on any matters relating to the Company, including the election of directors, and are not entitled to nominate, remove or participate in the appointment of directors of the Company;

●	Class E Shares and Class ETE Shares (together with the Investor Shares, the “Shares”) will be available to the Manager, its affiliates, its officers and employees, the directors, officers and employees of the Company and certain other investors in I Squared’s discretion;

●	the term “Shareholders” refers, individually and collectively, to Series I Shareholders and/or Series II Shareholders, which term may also refer to prospective shareholders in the applicable Series, as the context requires;

●	the term “Shares” refers, individually and collectively, to Series I Shares and/or Series II Shares, as the context requires;

●	the term “Infrastructure Assets” refers, individually and collectively, to any infrastructure-related businesses or assets (including mid-market and opportunistic growth businesses or assets in power & utilities; transportation & logistics; midstream, downstream & LNG; digital infrastructure; environmental infrastructure and social infrastructure) owned directly or indirectly through subsidiaries, by the Company, including as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held.

●	We generally mean “infrastructure” to refer to businesses or assets which we believe have all or most of the following characteristics:

○	Stable and well-defined regulation and policy framework;

○	High barriers to entry with low price elasticity;

○	Well defined operational structure with attractive upside;

○	Insulation from the business cycle with low income elasticity;

○	Long duration assets, typically ten years or more;

○	Stable cashflows that grow with inflation;

○	Positive long-term variables such as demographics that provide downside mitigation;

○	Moderate leverage;

○	Control or protective governance rights;

○	Attractive pricing upon entry;

○	Relatively high liquidity; and

○	Limited exposure to risks arising from climate change.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

●	our future operating results;

●	our business prospects and the prospects of the Infrastructure Assets we own and control;

●	the impact of the acquisitions that we expect to make;

●	our ability to raise sufficient capital to execute our acquisition strategies;

●	the ability of the Manager to source adequate acquisition opportunities to efficiently deploy capital;

●	the ability of our Infrastructure Assets to achieve their objectives;

●	our current and expected financing arrangements;

●	changes in the general interest rate environment;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing and amount of cash flows, distributions and dividends, if any, from our Infrastructure Assets;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with the Manager or any of its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we own and control Infrastructure Assets;

●	our use of financial leverage;

●	the ability of the Manager to identify, acquire and support our Infrastructure Assets;

●	the ability of the Manager or its affiliates to attract and retain highly talented professionals;

●	our ability to structure acquisitions and joint ventures in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

●	the tax status of the enterprises through which we own and control Infrastructure Assets.

In addition, words such as “may,” “will,” “should,” “target,” “anticipate,” “believe,” “expect,” “plan,” “seek” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including:

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;

●	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;

●	future changes in laws or regulations and conditions in our operating areas; and

●	the factors set forth in this Quarterly Report on Form 10-Q, in our Registration Statement on Form 10, as most recently amended on July 3, 2025 (the “Form 10”), and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by law.

v

Part I. Financial Information Series I

Item 1.   Financial Statements

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statement of Assets and Liabilities (Unaudited)

As of June 30, 2025
Assets
Investment in ISQ Open Infrastructure Company LLC - Series II	$1,000
Cash and cash equivalents	1,000
Due from Manager	222,283
Deferred offering costs	196,119
Total Assets	420,402

Liabilities
Organizational costs payable	$196,564
Offering costs payable	196,119
Professional fees payable	25,719
Total Liabilities	$418,402
Commitments and Contingencies (Note 4)
Net Assets	$2,000

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30, 2025	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II
Expenses	$(695,019)	$(1,762,258)
Total Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(695,019)	(1,762,258)
Less: Expense Support from Manager	695,019	1,762,258
Net Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	-	-

Expenses
Organizational costs	65,708	196,564
Professional fees	25,719	25,719
Total Expenses	91,427	222,283
Less: Expense Support from Manager	(91,427)	(222,283)
Net Expenses	-	-

Net Investment Income (Loss)	-	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$-	$-

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended June 30, 2025	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Net assets, beginning of period	$2,000	$-
Capital contributions	-	2,000
Net increase (decrease) in net assets from operations	-	-
Net assets, end of period	$2,000	$2,000

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statement of Cash Flows (Unaudited)

For the period from March 28, 2025 (Funding Date) to June 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of limited liability company interests in ISQ Open Infrastructure Company LLC - Series II	(1,000)
Net Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	-
Net (increase) decrease in operating assets:
Due from Manager	(222,283)
Net increase (decrease) in operating liabilities:
Organizational costs payable	196,564
Professional fees payable	25,719
Net cash provided by (used in) operating activities	(1,000)

Cash flows from financing activities
Capital contributions	2,000
Net cash provided by (used in) financing activities	2,000
Net increase (decrease) in cash	1,000
Cash, beginning of period	-
Cash, end of period	$1,000

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Notes to Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION

ISQ Open Infrastructure Company LLC (the “Company”) is a limited liability company that was formed in accordance with the laws of Delaware on January 15, 2025. The Company is a series limited liability company with series established pursuant to Sections 18-215 or 18-218 of the Delaware Limited Liability Company Act (the “LLC Act”). On March 13, 2025, the Company established two registered series of limited liability company interests, ISQ Open Infrastructure Company LLC – Series I (“Series I”) and ISQ Open Infrastructure Company LLC – Series II (“Series II” and together with Series I, “Series”). The purchase of shares of a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. In accordance with the LLC Act, each Series is a separate series of segregated assets and liabilities and corresponding limited liability company interests of the Company.

Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections 18-215(c) and 18-218(c)(1) of the LLC Act provide that a Series established in accordance with Section 18-215(b) or 18-218 of the LLC Act, respectively, may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal and intangible property), grant liens and security interests, and sue and be sued. The Company intends for each Series to conduct its business and enter into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and assets associated with a Series may be held, directly or indirectly, including in the name of such Series, in the name of the Company, through a nominee or otherwise. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series.

Each of Series I and Series II will remain in existence until its certificate of registered series has been cancelled in the manner required by the LLC Act following Series I’s or Series II’s, as applicable, dissolution and the completion of the winding up of such Series in accordance with the Fourth Amended and Restated Limited Liability Company Agreement of the Company (the “LLC Agreement”), the applicable series agreement and Delaware law. The LLC Agreement and the applicable series agreement provides that Series I or Series II will be dissolved upon (a) the adoption of a resolution by the board of directors (the “Board”) approving the dissolution of Series I or Series II, as applicable, and the approval of such action by the controlling shareholder, (b) the operations of Series I or Series II, as applicable, ceasing to constitute legal activities under the LLC Act or any other applicable law (as determined by the Board), (c) the entry of a decree of judicial dissolution of a Series under Section 18-218(c)(11) of the LLC Act, or (d) the dissolution of the Company.

The Company intends to conduct its operations so that neither Series I or Series II is required to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company primarily seeks to manage Joint Ventures that own and control private companies, infrastructure assets and infrastructure-related assets located globally but with a focus on North America, Europe and selected growth economies in Asia and Latin America (the “Infrastructure Assets”) with the objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation.

The Company expects to conduct a continuous private offering of the shares to (i) accredited investors (as defined in Regulation D under the U.S. Securities Act of 1933 (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and expects to benefit from I Squared’s infrastructure sourcing and portfolio management platform pursuant to a management agreement (the “Management Agreement”) to be entered into with I Squared Capital Registered Advisor LLC (the “Manager”), a wholly owned subsidiary of I Squared, to support the Company in managing its portfolio of Infrastructure Assets. As of June 30, 2025, the Company had no operations other than activities related to its organization and offering. During the three months then ended, the Company began incurring professional fees in connection with its ongoing reporting obligations.

In pursuing its investment objective, Series I will invest substantially all of its assets in Series II. The portfolio of Series I will typically consist solely of Series II shares. Therefore, Series I’s investment results are expected to correspond directly to the investment results of Series II. Series II has the same business objective and strategy as Series I. For convenience of the reader, references to Series II’s investments also refer to Series I investments (vice versa), and references to the risks of investing in Series II also refer to the risks of investing in Series I (vice versa), except as otherwise provided. Series I and Series II are part of a master-feeder fund structure. The feeder fund, Series I, invests substantially all of its assets in the master fund, Series II, through the Blocker, as defined below.

On March 28, 2025 (the “Funding Date”), I Squared contributed $2,000 to Series I. Series I contributed $1,000 to Series II through a blocker, ISQ Open Infrastructure Holdings, L.P. (the “Blocker”), domiciled in the Cayman Islands. The Blocker is wholly owned by Series I and has therefore been consolidated. As of June 30, 2025, no shares have been issued by Series I.

As of June 30, 2025, Series I had neither purchased nor contracted to purchase any Infrastructure Assets or other assets.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting— The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars.

The Series I consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies.

Basis of Presentation— Series I and Series II are intended to be treated as distinct entities under the LLC Act and for U.S. federal income tax purposes, each with its own segregated assets, liabilities, and expenses. If any expenses are incurred on behalf of or for the benefit of either Series, the Manager will allocate those expenses among the Series based on the relative size of each Series’ investment in the relevant activity or entity, the net asset value of each Series, or another method the Manager, in good faith, deems fair and reasonable.

Basis of Consolidation— As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investments in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to Series I. Accordingly, Series I consolidated the financial position and results of operations of its wholly-owned subsidiary, the Blocker. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates— The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, in particular the fair value of investments, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of income and expenses during the reporting period. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent; however, actual results could differ from those estimates, and such differences could be material to Series I.

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments. There were no cash equivalents as of June 30, 2025.

Organizational and Offering Expenses— Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series I and enable it legally to do business. Organizational expenses will be paid by the Manager, subject to potential recoupment as described in Note 3. For the three months ended June 30, 2025 and for the period from March 28, 2025 (Funding Date) to June 30, 2025, Series I incurred organizational expenses of $65,708 and $196,564, respectively, which were fully reimbursed by the Manager.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the period from March 28, 2025 (Funding Date) to June 30, 2025, Series I incurred offering expenses of $196,119.

Investments, At Fair Value— The investment valuation policy of Series I is to value its financial instruments at fair value. Series I records its investment in Series II at fair value based on its proportionate interest in the net assets of Series II. Valuation of assets held by Series II is discussed in Note 2 of Series II’s Notes to Financial Statements.

Investment in Series II— On a monthly basis, Series I records its proportionate share of the income, expenses, realized gains and losses and change in unrealized gains and losses of Series II. In addition, Series I accrues its own income and expenses. At June 30,2025, Series I owned 100% of the net assets of Series II. The performance of Series I is directly impacted by the performance of Series II. The notes to the Series II financial statements are attached to the Series I consolidated financial statements and are an integral part of these consolidated financial statements.

Income Taxes— Series I intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. An entity that is treated as a partnership for U.S. federal tax purposes generally incurs no U.S. federal income tax liability. Instead, each partner is generally required to take into account its allocable share of items of income, gain, loss, deduction, or credit of the entity in computing its U.S. federal income tax liability, regardless of whether cash distributions are made. A partnership, such as each Series, may nonetheless be taxed as a corporation if it is a publicly traded partnership, unless it meets the qualifying income exception. The qualifying income exception applies with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for each taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation. Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. Each Series is intended to be managed such that it will meet the qualifying income exception in each taxable year. If either Series were recharacterized as a corporation for federal income tax purposes by not meeting the qualifying income exception, the holders of interest in that Series would then be treated as stockholders in a corporation, and the Series would become taxable as a corporation for U.S. federal income tax purposes. Further, each Series would be subject to U.S. corporate income tax on its net taxable income. In addition, each Series intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and, therefore, may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Segment Reporting - The Company operates through a single operating and reporting segment with a primary objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer and Chief Investment Officer (the “Principal Committee”) which assesses the performance and makes operating decisions of the Company on a consolidated basis. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statement of Assets and Liabilities and significant segment expenses are the same as those listed in the Consolidated Statements of Operations.

3.	RELATED PARTY CONSIDERATIONS

Management Agreement

The Company on behalf of each Series plans to enter into the Management Agreement with the Manager. Under the Management Agreement, the Manager will be responsible for identifying, assessing, and overseeing the Company’s investment opportunities. The Manager will also provide recommendations to the Principal Committee (or a member thereof) acting on behalf of Series II regarding the acquisition, management, financing, and sale of the Company’s assets (including the Infrastructure Assets), in alignment with the Company’s objectives, guidelines, policies, and limitations.

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agrees to forego an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agrees to carry forward the amount of any foregone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager is permitted to recapture a Specified Expense in the same year it is incurred. This arrangement is not permitted to be terminated prior to June 30, 2026, without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and the Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquires its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

4.	COMMITMENTS AND CONTINGENCIES

The Company and Series were not subject to any litigation nor were the Company and Series aware of any material litigation threatened against it.

Indemnifications

Under the Company’s LLC Agreement and organizational documents, members of each Series’ Board, the Manager, I Squared, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company (on behalf of each Series) enters into contracts that contain a variety of representations and that provide general indemnifications. Each Series’ maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against either Series.

5.	SUBSEQUENT EVENTS

Management has evaluated and determined that there have been no subsequent events through August 14, 2025, the date these consolidated financial statements were available to be issued, that require recognition or disclosure in such consolidated financial statements, except as disclosed in Note 3.

ISQ Open Infrastructure Company LLC

Series II

Statement of Assets and Liabilities (Unaudited)

As of June 30, 2025
Assets
Cash and cash equivalents	$1,000
Due from Manager	1,762,258
Deferred offering costs	1,411,303
Total Assets	3,174,561

Liabilities
Organizational costs payable	$1,657,772
Offering costs payable	1,411,303
Professional fees payable	104,486
Total Liabilities	$3,173,561
Commitments and Contingencies (Note 4)
Net Assets	$1,000

See notes to financial statements.

ISQ Open Infrastructure Company LLC

Series II

Statements of Operations (Unaudited)

	For the three months ended June 30, 2025	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Expenses
Organizational costs	$590,533	$1,657,772
Professional fees	104,486	104,486
Total Expenses	695,019	1,762,258
Less: Expense Support from Manager	(695,019)	(1,762,258)
Net Expenses	-	-

Net Investment Income (Loss)	-	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$-	$-

See notes to financial statements.

ISQ Open Infrastructure Company LLC

Series II

Statements of Changes in Net Assets (Unaudited)

	For the three months ended June 30, 2025	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Net assets, beginning of period	$1,000	$-
Capital contributions	-	1,000
Net increase (decrease) in net assets from operations	-	-
Net assets, end of period	$1,000	$1,000

See notes to financial statements.

ISQ Open Infrastructure Company LLC

Series II

Statement of Cash Flows (Unaudited)

For the period from March 28, 2025 (Funding Date) to June 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net (increase) decrease in operating assets:
Due from Manager	(1,762,258)
Net increase (decrease) in operating liabilities:
Organizational costs payable	1,657,772
Professional fees payable	104,486
Net cash provided by (used in) operating activities	-

Cash flows from financing activities
Capital contributions	1,000
Net cash provided by (used in) financing activities	1,000
Net increase (decrease) in cash	1,000
Cash, beginning of period	-
Cash, end of period	$1,000

See notes to financial statements.

 ISQ Open Infrastructure Company LLC

Series II

Notes to Financial Statements (Unaudited)

1.	Organization

ISQ Open Infrastructure Company LLC (the “Company”) is a limited liability company that was formed in accordance with the laws of Delaware on January 15, 2025. The Company is a series limited liability company with series established pursuant to Sections 18-215 or 18-218 of the Delaware Limited Liability Company Act (the “LLC Act”). On March 13, 2025, the Company established two registered series of limited liability company interests, ISQ Open Infrastructure Company LLC—Series I (“Series I”) and ISQ Open Infrastructure Company LLC—Series II (“Series II” and together with Series I, “Series”). The purchase of shares of a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. In accordance with the LLC Act, each Series is a separate series of segregated assets and liabilities and corresponding limited liability company interests of the Company.

Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections 18-215(c) and 18-218(c)(1) of the LLC Act provide that a Series established in accordance with Section 18-215(b) or 18-218 of the LLC Act, respectively, may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal and intangible property), grant liens and security interests, and sue and be sued. The Company intends for each Series to conduct its business and enter into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and assets associated with a Series may be held, directly or indirectly, including in the name of such Series, in the name of the Company, through a nominee or otherwise. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series.

Each of Series I and Series II will remain in existence until its certificate of registered series has been cancelled in the manner required by the LLC Act following Series I’s or Series II’s, as applicable, dissolution and the completion of the winding up of such Series in accordance with the Fourth Amended and Restated Limited Liability Company Agreement of the Company (the “LLC Agreement”), the applicable series agreement and Delaware law. The LLC Agreement and the applicable series agreement provides that Series I or Series II will be dissolved upon (a) the adoption of a resolution by the board of directors (the “Board”) approving the dissolution of Series I or Series II, as applicable, and the approval of such action by the controlling shareholder, (b) the operations of Series I or Series II, as applicable, ceasing to constitute legal activities under the LLC Act or any other applicable law (as determined by the Board), (c) the entry of a decree of judicial dissolution of a Series under Section 18-218(c)(11) of the LLC Act, or (d) the dissolution of the Company.

The Company intends to conduct its operations so that neither Series I or Series II is required to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company primarily seeks to manage Joint Ventures that own and control private companies, infrastructure assets and infrastructure-related assets located globally but with a focus on North America, Europe and selected growth economies in Asia and Latin America (the “Infrastructure Assets”) with the objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation.

The Company expects to conduct a continuous private offering of the shares to (i) accredited investors (as defined in Regulation D under the U.S. Securities Act of 1933 (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and expects to benefit from I Squared’s infrastructure sourcing and portfolio management platform pursuant to a management agreement (the “Management Agreement”) to be entered into with I Squared Capital Registered Advisor LLC (the “Manager”), a wholly owned subsidiary of I Squared, to support the Company in managing its portfolio of Infrastructure Assets. As of June 30, 2025, the Company had no operations other than activities related to its organization and offering. During the three months then ended, the Company began incurring professional fees in connection with its ongoing reporting obligations.

In pursuing its investment objective, Series I will invest substantially all of its assets in Series II. The portfolio of Series I will typically consist solely of Series II shares. Therefore, Series I’s investment results are expected to correspond directly to the investment results of Series II. Series II has the same business objective and strategy as Series I. For convenience of the reader, references to Series II’s investments also refer to Series I investments (vice versa), and references to the risks of investing in Series II also refer to the risks of investing in Series I (vice versa), except as otherwise provided. Series I and Series II are part of a master-feeder fund structure. The feeder fund, Series I, invests substantially all of its assets in the master fund, Series II, through the Blocker.

On March 28, 2025 (the “Funding Date”), Series I contributed $1,000 to Series II through a blocker, ISQ Open Infrastructure Holdings, L.P. (the “Blocker”), domiciled in the Cayman Islands. As of June 30, 2025, no shares have been issued by Series II.

As of June 30, 2025, Series II had neither purchased nor contracted to purchase any Infrastructure Assets or other assets.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting— The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars.

The Series II financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies.

Basis of Presentation— Series I and Series II are intended to be treated as distinct entities under the LLC Act and for U.S. federal income tax purposes, each with its own segregated assets, liabilities, and expenses. If any expenses are incurred on behalf of or for the benefit of either Series, the Manager will allocate those expenses among the Series based on the relative size of each Series’ investment in the relevant activity or entity, the net asset value of each Series, or another method the Manager, in good faith, deems fair and reasonable.

Basis of Consolidation— As provided under Regulation S-X and ASC 946, Series II will generally not consolidate its investments in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to Series II.

Use of Estimates— The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, in particular the fair value of investments, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates, and such differences could be material to Series II.

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments. There were no cash equivalents as of June 30, 2025.

Organizational and Offering Expenses— Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series II and enable it legally to do business. Organizational expenses will be paid by the Manager, subject to potential recoupment as described in Note 3. For the three months ended June 30, 2025 and for the period from March 28, 2025 (Funding Date) to June 30, 2025, Series II incurred organizational expenses of $590,533 and $1,657,772, respectively, which were fully reimbursed by the Manager.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the period from March 28, 2025 (Funding Date) to June 30, 2025, Series II incurred offering expenses of $1,411,303.

Investments, at Fair Value— ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. Series II recognizes and accounts for its assets (including the Infrastructure Assets) at fair value. The fair value of the assets does not reflect transaction costs that may be incurred upon disposition of the assets.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes.

Assets and liabilities recorded at fair value on the Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under U.S. GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

Level 1— inputs are observable market inputs that reflect quoted prices for identical securities in active markets that the entity has the ability to access at the measurement date.

Level 2— inputs are observable market inputs other than quoted prices for identical assets in active markets the entity has the ability to access at the measurement date.

Level 3— inputs are unobservable markets inputs, for example, inputs derived through extrapolation or interpolation that are not able to be corroborated by observable market data.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.

Income Taxes— Series II intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. An entity that is treated as a partnership for U.S. federal tax purposes generally incurs no U.S. federal income tax liability. Instead, each partner is generally required to take into account its allocable share of items of income, gain, loss, deduction, or credit of the entity in computing its U.S. federal income tax liability, regardless of whether cash distributions are made. A partnership, such as each Series, may nonetheless be taxed as a corporation if it is a publicly traded partnership, unless it meets the qualifying income exception. The qualifying income exception applies with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for each taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation. Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. Each Series is intended to be managed such that it will meet the qualifying income exception in each taxable year. If either Series were recharacterized as a corporation for federal income tax purposes by not meeting the qualifying income exception, the holders of interest in that Series would then be treated as stockholders in a corporation, and the Series would become taxable as a corporation for U.S. federal income tax purposes. Further, each Series would be subject to U.S. corporate income tax on its net taxable income. In addition, each Series intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and, therefore, may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Segment Reporting - The Company operates through a single operating and reporting segment with a primary objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer and Chief Investment Officer (the “Principal Committee”) which assesses the performance and makes operating decisions of the Company on a consolidated basis. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Statement of Assets and Liabilities and significant segment expenses are the same as those listed in the Statements of Operations.

3.	RELATED PARTY CONSIDERATIONS

Management Agreement

The Company on behalf of each Series plans to enter into the Management Agreement with the Manager. Under the Management Agreement, the Manager will be responsible for identifying, assessing, and overseeing the Company’s investment opportunities. The Manager will also provide recommendations to the Principal Committee (or a member thereof) acting on behalf of Series II regarding the acquisition, management, financing, and sale of the Company’s assets (including the Infrastructure Assets), in alignment with the Company’s objectives, guidelines, policies, and limitations.

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agrees to forego an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agrees to carry forward the amount of any foregone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager is permitted to recapture a Specified Expense in the same year it is incurred. This arrangement is not permitted to be terminated prior to June 30, 2026 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and the Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquires its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

4.	COMMITMENTS AND CONTINGENCIES

The Company and Series were not subject to any litigation nor were the Company and Series aware of any material litigation threatened against it.

Indemnifications

Under the Company’s LLC Agreement and organizational documents, members of each Series’ Board, the Manager, I Squared, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company (on behalf of each Series) enters into contracts that contain a variety of representations and that provide general indemnifications. Each Series’ maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against either Series.

5.	SUBSEQUENT EVENTS

Management has evaluated and determined that there have been no subsequent events through August 14, 2025, the date these financial statements were available to be issued, that require recognition or disclosure in such financial statements, except as disclosed in Note 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of each Series and notes thereto appearing in this Quarterly Report on Form 10-Q and the financial statements of each Series included in the Form 10. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in the Form 10.

Overview

We were formed as a Delaware limited liability company on January 15, 2025. The Company is sponsored by I Squared and indirectly benefits from I Squared’s asset sourcing, operations, and portfolio management capabilities.

We are a series limited liability company with series established or formed, as applicable, pursuant to Sections 18-215 or 18-218 of the Delaware Limited Liability Company Act (the “LLC Act”). The purchase of Shares of a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. In accordance with the LLC Act, each Series is a separate series of limited liability company interests in the Company and not a separate legal entity.

Each of Series I and Series II were formed on March 13, 2025, as a registered series of the Company. Each of Series I and Series II will remain in existence until its certificate of registered series has been cancelled in the manner required by the LLC Act following Series I’s or Series II’s, as applicable, dissolution and the completion of the winding up of such Series in accordance with the Fourth Amended and Restated Limited Liability Company Agreement, as amended from time to time (the “LLC Agreement”), the applicable series agreement and Delaware law. The LLC Agreement and the applicable series agreement provide that Series I or Series II will be dissolved upon (a) the adoption of a resolution by the applicable Board approving the dissolution of Series I or Series II, as applicable, (b) the operations of Series I or Series II, as applicable, ceasing to constitute legal activities under the LLC Act or any other applicable law (as determined by the applicable Board), (c) the entry of a decree of judicial dissolution of a Series under Section 18-218(c)(11) of the LLC Act, or (d) the dissolution of the Company.

We have no operating history and were formed to own, control and provide capital to private companies, infrastructure assets and infrastructure-related assets located globally but with a focus on North America, Europe and selected growth economies in Asia and Latin America. Our principal office is located at 600 Brickell Avenue, PH, Miami, Florida 33131 and our telephone number is (786) 693-5739.

Our business objective is to primarily achieve long-term capital appreciation as well as current income for Shareholders generally by owning and, in most cases, controlling and managing Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation (the “Joint Ventures”) through which we will hold, directly or indirectly, majority and/or primarily controlling stakes in Infrastructure Assets and to a lesser extent, Joint Ventures that own influential yet non-controlling stakes in Infrastructure Assets. We may also provide financing in relation to certain infrastructure projects. The establishment of the Company reflects I Squared’s commitment to acquiring Infrastructure Assets. Notwithstanding the foregoing, we may also hold non-controlling stakes in one or more Joint Ventures.

We expect that, in the ordinary course, our control-oriented acquisitions of Infrastructure Assets and loans made to a specific infrastructure project or, to a lesser extent, our other strategic investments in Infrastructure Assets, will make up approximately 80% of our assets (with no more than 30% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the Organization for Economic Co-operation and Development (the “OECD”)).

Additionally, we expect that up to 20% of our assets will consist of certain liquid asset classes, including, but not limited to, cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans for the Infrastructure Assets and/or (ii) funds invested in any of the foregoing managed by I Squared, its affiliates or a third-party manager) (collectively, the “Liquidity Portfolio”) in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, Shareholder participation in our share redemption program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines. We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations. In addition to the target of 20% for our Liquidity Portfolio, we intend to abide by certain other guidelines on our overall portfolio construction. Any investments into blind pools or publicly traded equity securities will not be considered part of the Liquidity Portfolio and thus will not be counted against the up to 20% target we have set for the Liquidity Portfolio.

We intend to operate our business in a manner such that neither Series will be defined as an investment company, as that term is used under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Results of Operations

From January 15, 2025 (date of formation) through June 30, 2025, we were in our organizational period, had not commenced our principal operations and were focused on our formation and the Form 10. Our Form 10 automatically became effective on June 13, 2025. We will be dependent upon the proceeds from the Company’s continuous private offering of its Series’ Shares on a monthly basis (the “Private Offering”) in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our Private Offering and any indebtedness that we may incur in connection with such activities.

Income

We plan to generate income primarily from our long-term ownership and control of Joint Ventures and Infrastructure Assets and, to a lesser extent, investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

Expenses

Management Fee

Pursuant to the management agreement with the Manager (the “Management Agreement”), the Manager is entitled to receive the management fee (the “Management Fee”), which shall be reduced by the Offsetable Fees (as defined below), as applicable, from the Company. The Management Fee will be paid by Series II and indirectly borne by Series I through its indirect investment in Series II.

The Management Fee is payable monthly in arrears in an amount equal to (i) 0.75% per annum for Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares and Class F-JTE Shares (together with Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares and Class F-ITE Shares, the “Founder Shares”), and (ii) 1.25% per annum for Class S Shares, Class D Shares, Class I Shares, Class J Shares, Class STE Shares, Class DTE Shares, Class ITE Shares and Class JTE Shares of the month-end net asset value (“NAV”) attributable to the Shares, before giving effect to any accruals for the Management Fee, ongoing shareholder servicing fees of 0.85% of NAV per annum for Class F-S Shares, Class S Shares, Class F-STE Shares and Class STE Shares, shareholder servicing fees of 0.50% of NAV per annum of Class F-J Shares, Class F-JTE Shares, Class J Shares and Class JTE Shares and shareholder servicing fees of 0.25% for Class F-D Shares, Class D Shares, Class F-DTE Shares and Class DTE Shares (the “Servicing Fee”), the Performance Participation Allocation (defined below), share redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which we indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Assets (each, an “Intermediate Entity” and together “Intermediate Entities”), as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. With respect to the Founder Shares, the Management Fee is payable monthly in arrears in an amount equal to 0.75% per annum for the Founder Shares (the “Management Fee Rate”) and will increase to 1.25% per annum after the first 36 months in which the Founder Shares are offered measured from the date of commencement of the initial offering period (the first six (6) months of the Private Offering). The Manager, in its sole discretion, may agree to waive all or a portion of the Management Fee, or to agree to a reduced/rebated Management Fee Rate, with respect to any particular Shareholder or financial intermediary. The Class E Shares and Class ETE Shares will not bear a Management Fee. To avoid duplication, Series I Shares will bear their proportional share of the Management Fee indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Management Fee.

In addition to the fees paid to the Manager, we will pay all other costs and expenses of our operations, including compensation of our employees and non-investment professional employees of the Manager or I Squared, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic redemptions, expenses of preparing, printing and distributing offering documents, Shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any.

The Manager or any of its affiliates or employees is expected to receive transaction, director’s, management, monitoring, break-up, and other similar fees or compensation in connection with the Company, its Infrastructure Assets and prospective Infrastructure Assets (other than any (i) reimbursement for Operating Expenses (as defined below) initially borne by the Manager or any of its affiliates, (ii) fees, compensation or other payments received directly or indirectly by the Manager or any of its affiliates with respect to any co-investment arrangement or any other I Squared Vehicles organized or managed by the Manager or any of its affiliates, (iii) fees received directly or indirectly from or in respect to strategic or third-party investors not otherwise attributable to the Company, including, without limitation, origination fees and (iv) fees, costs and expenses related to the provision of products and services by I Squared Service Providers (such fees, the “Offsetable Fees”)). The Company’s pro rata portion of the Offsetable Fees will be applied to reduce the Management Fee otherwise payable by the Company.

Performance Participation Allocation

The performance participation allocation payable to I Squared (the “Performance Participation Allocation”) is equal to 12.5% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark with a 100% Catch-Up (each term defined herein). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods). Such Performance Participation Allocation is calculated based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. The Class E Shares and Class ETE Shares will not bear any Performance Participation Allocation, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares. To avoid duplication, Series I Shares will bear their proportional share of the Performance Participation Allocation indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Performance Participation Allocation.

Specifically, promptly following the end of each Reference Period (as described below), I Squared is allocated a Performance Participation Allocation in an amount equal to:

First, if the Total Return with respect to Investor Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to I Squared equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to I Squared with respect to such type of Shares pursuant to this clause (any such amount, the “Catch-Up”); and

Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

I Squared will also be allocated a Performance Participation Allocation with respect to all Investor Shares that are redeemed in connection with redemptions of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share redemptions will be reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the transactional NAV.

We expect Series II to pay the Performance Participation Allocation to I Squared. I Squared may elect to receive the Performance Participation Allocation in cash, Class E Shares and/or shares, interests or other forms of beneficial ownership in any Intermediate Entities. If the Performance Participation Allocation is paid in Class E Shares, such Shares may be redeemed at I Squared’s or its affiliate’s request and are subject to the redemption limitations of our quarterly share redemption program. I Squared intends to only request redemption of the Initial Capital Commitment (as defined below) following the earlier of (i) two years from the date the Company acquires its first Seed Asset(s) or (ii) such time the Company’s NAV exceeds $750 million; provided that such redemption requests may be accepted only after all redemption requests from unaffiliated shareholders have been fulfilled. I Squared intends to initially elect to receive the Performance Participation in Class E Shares. To align its economic interests with those of Shareholders, I Squared intends to delay the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. I Squared will give Shareholders at least one calendar quarter’s notice prior to making significant changes in the manner in which I Squared expects to receive its Performance Participation Allocation.

“Total Return” with respect to any Shares for any period since the end of the prior Reference Period shall equal the sum of: (i) all distributions accrued or paid (without duplication) on such Investor Shares outstanding at the end of such period since the beginning of the then-current Reference Period; plus (ii) the change in aggregate NAV of such Investor Shares since the beginning of the Reference Period before giving effect to (x) changes resulting solely from the proceeds of issuances of the Investor Shares, (y) any allocation/accrual to the Performance Participation Allocation and (z) applicable expenses for the Servicing Fee (including any payments made to the Company generally or the Series for payment of such expenses).

For the avoidance of doubt, the calculation of the Total Return will (i) include any appreciation or depreciation in the NAV of Investor Shares issued during the then-current Reference Period, (ii) treat any withholding tax on distributions paid by or received by the Company generally or any Series as part of the distributions accrued or paid on Investor Shares, (iii) exclude the proceeds from the initial issuance of such Shares and (iv) exclude any taxes (whether paid, payable, accrued or otherwise) of any Intermediate Entities, and may be calculated without taking into account certain deferred tax liabilities of such intermediate entities, as determined in the good faith judgment of the Manager.

“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5% annualized internal rate of return on the NAV of the Investor Shares outstanding at the beginning of the then-current Reference Period and all Investor Shares issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Shares but excluding applicable expenses for the Servicing Fee.

The ending NAV of Investor Shares used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Participation Allocation and applicable expenses for the Servicing Fee. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Investor Shares redeemed during such period, which will be subject to the Performance Participation Allocation upon redemption as described above.

Except as described in the definition of “Loss Carryforward Amount” below, any amount by which the Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

I Squared will not be obligated to return any portion of the Performance Participation Allocation paid due to the subsequent performance of the Company.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return; provided, that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Investor Shares redeemed during the applicable Reference Period, which will be subject to the Performance Participation Allocation upon redemption as described above. For the avoidance of doubt, with respect to Shares redeemed during the applicable Reference Period, the Loss Carryforward Amount shall not include amounts that would have been attributable to such redeemed Shares had such Shares not been redeemed during the applicable Reference Period. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Participation Allocation. This is referred to as a “High Water Mark.”

“Reference Period” means the applicable year beginning on October 1 and ending on September 30 of the next succeeding year; provided, that the initial Reference Period shall be the period from July 1, 2025, to September 30, 2026.

Servicing Fees

The Company pays the applicable selling agents (“Selling Agents”) ongoing servicing fees (a) of 0.85% of NAV per annum for Class F-S Shares, Class S Shares, Class F-STE Shares and Class STE Shares, (b) of 0.50% for Class F-J Shares, Class J Shares, Class JTE Shares and Class F-JTE Shares and (c) of 0.25% for Class F-D Shares, Class D Shares, Class F-DTE Shares and Class DTE Shares, accrued and payable monthly. Such Servicing Fees are calculated based on the transactional NAV. To avoid duplication, Class F-STE Shares, Class STE Shares, Class JTE Shares, Class F-JTE Shares, Class F-DTE Shares and Class DTE Shares will bear their proportional share of the Servicing Fee indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Servicing Fee.

The Class I Shares, Class F-I Shares, Class E Shares, Class ITE Shares, Class F-ITE Shares and Class ETE Shares do not bear Servicing Fees. In certain cases, the Servicing Fee may be paid to one or more placement support agents (each a “Placement Support Agent”) engaged by the Company to assist the Company’s engagement of placement agents and other financial intermediaries in selling Shares and then remitted to the applicable Selling Agent. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Servicing Fee.

Administration

SS&C GIDS, Inc. serves as the administrator (the “Administrator”) and accounting agent. Pursuant to the administration agreement, the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator is entitled to receive a monthly fee based on the monthly value of the Company’s net assets, subject to a minimum annual fee, plus out-of-pocket expenses.

Organizational and Offering Expenses

The Company will bear all fees, costs and expenses incurred in connection with the organization of the Company, its pro rata share of fees, costs and expenses incurred with the organization of any Intermediate Entities and all fees, costs and expenses incurred in connection with the offering of the Shares, including, without limitation, related legal and accounting fees, printing costs, expenses associated with initial registrations, or any similar regime in other jurisdictions, travel, accommodation and other out-of-pocket expenses (collectively, the “Organizational and Offering Expenses”).

The Company will reimburse the Manager or its affiliates for the Organizational and Offering Expenses incurred prior to the commencement of operations of the Company subject to the Expense Limitation Agreement discussed herein (including legal, accounting, audit, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company and/or the Series), to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month.

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agrees to forego an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agrees to carry forward the amount of any foregone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager is permitted to recapture a Specified Expense in the same year it is incurred. This arrangement is not permitted to be terminated prior to June 30, 2026, without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and the Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquires its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

The Company, on behalf of each Series, intends to agree that its obligations under the Expense Limitation Agreement shall survive termination of the Expense Limitation Agreement. Further, upon dissolution, liquidation, sale of substantially all of the assets of the Company or termination of the Management Agreement, including termination of the Management Agreement by the Company, the Company intends to agree first to reimburse the Manager any amounts previously reimbursed by the Manager to the Company under the Expense Limitation Agreement in excess of the total Management Fee that would have otherwise been due to the Manager by the Company.

Operating Expenses

Each Series will pay all costs, expenses and liabilities incurred in connection with affairs of the Company generally or any Series (collectively, the “Operating Expenses”), including its pro rata share of costs, expenses and liabilities incurred by any Intermediate Entities, including, without limitation: (a) the Organizational and Offering Expenses; (b) the Management Fee; (c) any taxes and governmental charges imposed on the Company generally or any Series; (d) costs of obtaining expenses incurred in connection with any tax audit, investigation, settlement or review of the Company generally or any Series; (e) fees, costs and expenses (including qualifying out-of-pocket travel expenses) for and/or relating to attorneys, accountants, an administrator, auditors, administrative agents, paying agents, depositaries, advisors (including tax advisors and senior advisors), prime brokers, deal finders, consultants, custodians, investment bankers, operating partners, the transfer agent, I Squared Service Providers and certain other third-party service providers or professionals; (f) valuation costs (including all fees, costs and expenses incurred in connection with establishing, implementing, monitoring and/or measuring the impact of sustainability (“Sustainability”) policies and programs with respect to the Company generally, any Series or their Infrastructure Assets or prospective Infrastructure Assets, including without limitation all fees, costs, and expenses incurred in connection with Sustainability tracking tools, climate risk assessments and any other assessments, measurements, advice or reports conducted as part of implementing, monitoring and maintaining the Manager’s responsible infrastructure acquisition strategy and its Sustainability policies and procedures with respect to the Company generally, any Series or their Infrastructure Assets or prospective Infrastructure Assets or otherwise designed to promote or evaluate the Company’s (generally), any Series’ or their Infrastructure Assets’ or prospective Infrastructure Assets’ achievement of Sustainability objectives); (g) expenses relating to the administrative, governance, accounting, technology and/or technology-related services and compliance-related matters and regulatory filings relating to the activities of the Company generally or any Series that are otherwise necessary for the operation of the Company generally, any Series and their Infrastructure Assets (including, without limitation, (i) expenses relating to the preparation and filing of the Company’s private placement memorandum, the Form 10, reports (including the Securities Exchange Act of 1934, as amended (the “Exchange Act ”) reports), disclosures, notifications and other correspondence to be filed with the SEC on behalf of the Company generally or any Series or in connection with the laws and/or regulations of jurisdictions in which the Company generally, any Series and their Infrastructure Assets engage in activities and any related regulations, or the laws and/or regulations of jurisdictions in which the Company generally or any Series engages in activities) and/or any other regulatory filings, notices or disclosures of the Manager and/or its affiliates relating to the Company generally, any Series and their activities, compensation of the independent directors and preparing materials and coordinating materials of the Board, and (ii) expenses relating to the Freedom of Information Act (FOIA) requests; (h) notices required by the Company generally or any Series pursuant to the LLC Agreement and other reporting obligations of the Company generally or any Series and the maintenance of the books and records of the Company generally or any Series, depositary, safekeeping and other professional fees, costs, expenses, retainers and/or other payments; (i) brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, investment banking fees, arranger fees, clearing and settlement charges and other acquisition costs, fees and expenses actually incurred in connection with making, holding, settling, sourcing, structuring, negotiating, financing, refinancing, pledging, monitoring or disposing of actual and potential Infrastructure Assets or investments (including, without limitation, any costs and expenses arising from any foreign exchange or other currency transactions); (j) the cost and expenses incurred in connection with the negotiation and establishment of future credit facilities, guarantees and other financing or credit support obligations (including interest, fees and related legal expenses and arrangements), bank fees, and expenses of loan servicers, loan administrators and other service providers; (k) fees, costs and expenses related to the organization or maintenance of any Intermediate Entities or other person used to directly or indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Asset(s) or investments or otherwise facilitating the Company generally, or any Series and their activities, including without limitation, any travel expenses, including chartered or first class travel and other related air travel administrative fees and expenses, provided that any such chartered air travel shall only be charged as an Operating Expenses (otherwise the first-class air travel equivalent cost will be charged) if such chartered air travel is used when commercial air travel is not practically feasible under the circumstances from a health, safety or destination perspective (as determined by the Manager) (such expenses, the “Travel Expenses”), and accommodation expenses related to such person and the salary and benefits of any personnel (including personnel of the Manager or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such person, or other overhead expenses in connection therewith; (l) expenses associated with compliance by the Company generally or any Series with applicable laws and regulations; (m) expenses and fees associated with any third-party advisory committees, each Audit Committee, each Board, and any independent representatives of I Squared and any meetings of, or conferences with, the Shareholders (including, without limitation, (i) the Travel Expenses and fees related to accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (ii) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (n) expenses associated with auditing, research, reporting, printing, publishing and technology-related services, including, without limitation, news and quotation equipment and services (including other notices and communications), preparation of periodic reports and financial or other related statements, tax returns, Internal Revenue Service (the “IRS”) Schedule K-1s and any other communications or notices relating to the Company generally or any Series; (o) technology and technology-related expenses, including, without limitation, expenses of technology-service providers and related software/hardware and market data and research used in connection with the Company’s or any Series’ acquisition and operational activities, as well as technology expenses relating to the oversight and management of the Company generally, any Series and their Infrastructure Assets, including data aggregation in respect of Infrastructure Assets; (p) costs, fees and expenses associated with responding to information requests from Shareholders and other persons; (q) expenses relating to the maintenance of any website, data room or communication medium used in relating to the Company generally or any series (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties); (r) expenses for accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, compliance with data privacy/protection policies and regulation, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, asset/property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters; (s) all fees, costs and expenses associated with the developing, negotiating, acquiring, trading, settling, holding, monitoring, financing and disposing of Infrastructure Assets (including, without limitation, any legal, tax, administrative, accounting, advisory, sourcing, brokerage, custody, hedging and consulting and other similar costs and expenses in connection therewith, including Travel Expenses and other similar costs and any costs and expenses in connection therewith, including other related expenses and any expenses related to attending retail, trade association and/or industry meetings, conferences or similar meetings (including with prospective Infrastructure Assets or other similar companies and any other matters related to the Company’s business) and any other costs and expenses associated with the Intermediate Entities); (t) the costs and expenses of any investigation, litigation (including discovery requests), arbitration or settlement involving the Company generally, any Series or entities in which the Company generally or any Series holds an Infrastructure Asset or otherwise relating to such Infrastructure Asset and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of the Company generally or any Series, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company generally or any Series, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (u) expenses of dissolving, winding up, liquidating and ultimately terminating the Company generally, any Series or any Intermediate Entities (including fees payable to service providers engaged to complete the liquidation of the Company generally or any Series, if any); (v) expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by Shareholders admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne directly by the Company generally or any Series); provided that neither the Company generally or any Series shall bear fees or expenses payable to Placement Support Agents who introduce the Company generally or any Series to placement agents or financial intermediaries; (w) fees, costs, expenses and compensation for (i) the employees of the Manager or its affiliates (including, but not limited to, salary, benefits and bonus which may be in the form of Performance Participation Allocation or similar incentive equity (as applicable)) and (ii) tax services (e.g., tax compliance, tax oversight and tax structuring), legal, hedging and currency management and transfer pricing services to the Company generally or any Series in each case as such fees, costs, expenses and compensation are allocable to the Company generally or any Series, as applicable, and at rates believed by the Manager to be fair to the Company generally and/or such Series, as applicable, and commercially reasonable, related to oversight functions and support services provided by the employees of the Manager, I Squared or its affiliates arising from, or incurred in connection with, the Company’s (generally) or any Series’ reporting, accounting, administration and valuations; (x) expenses incurred in complying with the LLC Agreement and the governing agreements of any Intermediate Entity, as well as the out-of-pocket expenses incurred in connection with any amendments to the LLC Agreement or the governing documents of any Intermediate Entities (including any exhibits or annexes thereto) of any Intermediate Entities, any amendments or modifications to I Squared’s or the valuation policy and procedures of the Company generally or any Series, any transfer or redemption of Shares (to the extent not reimbursed by the parties to any such transfer or redemption); and (y) the allocable share of the Broken Deal Expenses of the Company generally or any Series. In determining the amount of Operating Expenses that may be fairly allocable to the Company generally, any Series and to any I Squared Vehicles that may participate in Joint Ventures with the Company generally or any Series, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, capital of the Company generally, the applicable Series and applicable I Squared Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate NAV of the Company generally, the applicable Series and applicable I Squared Vehicles and the percentage of similar acquisitions in which the Company generally, the applicable Series or applicable I Squared Vehicles have historically participated. For the avoidance of doubt, any fees, costs and expenses related to the provision of products and services within the definition of Operating Expenses that are provided by I Squared Service Providers will be borne by the Company generally and/or the Series. Each Series will pay or otherwise bear its proportionate portion of the foregoing payments, fees, costs, expenses and other liabilities (for the avoidance of doubt, including any applicable value added tax) or obligations resulting from, related to, associated with, arising from or incurred in connection with the Company generally and/or operations. The Company will bear any extraordinary expenses it may incur, including any litigation expense.

Hedging Activities

The Company may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. The Manager may review the Company’s hedging policy from time to time depending on movements and projected movements of relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Company at the relevant time.

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with the Company’s borrowings to increase and the value of the Company’s fixed income investments to decline. The Company may seek to stabilize its financing costs as well as any potential decline in the Company’s assets by entering into derivatives, swaps or other financial products in an attempt to hedge its interest rate risk.

The Company may enter into foreign exchange hedging arrangements to manage foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate the settlement of foreign currency denominated Infrastructure Asset transactions. These hedging instruments are used to reduce the Company’s exposure to fluctuations in exchange rates that may impact the value of its investments and transactions. The fair value of such instruments is typically marked-to-market on a regular basis, with changes in value recognized by the Company as unrealized gains or losses. Upon settlement or closure of the hedging position, the Company recognizes a realized gain or loss equal to the difference between the value at the inception of the hedge and the value at its conclusion.

Foreign exchange hedging activities involve elements of market risk beyond the amounts recognized in the Company’s financial statements. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the hedging instrument. Additional risks may arise from the potential inability of counterparties to meet the terms of their agreements. By using derivative instruments, the Company is exposed to counterparty credit risk, which is the risk that derivative counterparties may not perform in accordance with contractual provisions. The Company’s exposure to credit risk from counterparty non-performance is limited to the unrealized gains inherent in such transactions that are recognized in the Company’s financial statements.

Liquidity and Capital Resources

I Squared made an initial capital contribution of $2,000 in cash, in exchange for its member interest in Series I. The Company may issue Class E Shares to I Squared in connection with the Company’s acquisition of additional assets in the future. I Squared currently holds all of the Company’s outstanding interests in the form of a controlling limited liability company interest in each of Series I and II but does not otherwise own any Shares in either Series.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) any financing arrangements we may enter into in the future and (iii) any future offerings of our equity or debt securities. Also see “Expense Limitation and Reimbursement Agreement” above. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

Our primary use of cash will be for (i) acquisition of Infrastructure Assets, (ii) the cost of operations (including the Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, and (iv) periodic redemptions, including under any share redemptions or tender offers.

Additionally, I Squared will commit to investing at least $15 million in the Company and other vehicles managed by the Manager (the “Initial Capital Commitment”).

Cash Flows

On March 28, 2025 (the “Funding Date”), I Squared contributed $2,000 to Series I. Series I contributed $1,000 to Series II through a blocker, ISQ Open Infrastructure Holdings, L.P. (the “Blocker”), domiciled in the Cayman Islands. The Blocker is wholly owned by Series I and has therefore been consolidated. As of June 30, 2025, no shares have been issued by Series I or by Series II.

As of June 30, 2025, neither Series had purchased or contracted to purchase any Infrastructure Assets or other assets.

As of June 30, 2025, we had not declared or paid any distributions.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with Generally Accepted Accounting Principles in the United States of America (GAAP). The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Company Assets

The fair value of all Infrastructure Assets will ultimately be determined by the Manager in accordance with the Company’s valuation policies and procedures approved by the Board. It will, in certain circumstances, be the case that the valuation of an Infrastructure Asset may not reflect the price at which the Infrastructure Asset is ultimately sold, and the difference between the valuation and the ultimate sale price could be material. The valuation methodologies used to value any Infrastructure Assets will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Infrastructure Assets. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Manager’s control. There will be no retroactive adjustment in the valuation of any Infrastructure Asset, the price at which Shares were purchased or sold by Shareholders or redeemed by the Company, as applicable, the Management Fee or the Performance Participation Allocation to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Company. The valuation of Infrastructure Assets will affect the amount and timing of the Performance Participation Allocation payable to I Squared and the amount of the Management Fee payable to the Manager. The valuation of investments of I Squared Vehicles will, in certain circumstances, affect the decision of potential Shareholders to subscribe for Shares. Similarly, the valuation of the Company’s Infrastructure Assets will, in certain circumstances, affect the ability of I Squared to form and attract capital to I Squared Vehicles. As a result, there may be circumstances in which the Manager is incentivized to make more speculative acquisitions of Infrastructure Assets, seek to deploy capital in Infrastructure Assets at an accelerated pace, hold Infrastructure Assets longer and/or the Manager is incentivized to determine valuations that are higher than the actual fair value of Infrastructure Assets. In particular, given that the Management Fee and the Performance Participation Allocation will be dependent on the valuation of illiquid assets, which will be determined by the Manager, the Manager could be incentivized to value the assets higher than if the Management Fee were not based on the valuation of such assets. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of the Company, and Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended June 30, 2025 that are expected to have a material impact on our financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended June 30, 2025. We had no significant operations as of June 30, 2025. When we commence our principal operations, we expect that our primary market risk exposure will be to changes in Infrastructure Asset fair values, as well as credit risk and market risk with respect to use of derivative financial instruments along with interest rate risk with respect to our indebtedness. As of June 30, 2025, we did not use any derivative financial instruments and had no indebtedness. The Manager will be responsible for the oversight of risks to our business.

Changes in Fair Value

All of our Infrastructure Assets will be reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our statements of operations. We estimate that a decrease in the fair value of Infrastructure Assets generally may result in a change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Exchange Rate Risk

We may hold Infrastructure Assets denominated in currencies other than the U.S. dollar. Those Infrastructure Assets may expose us to the risk that the value of the Infrastructure Assets will be affected by changes in exchange rates between the Company’s functional currency and the currency in which the Infrastructure Assets are made.

We expect that our primary exposure to exchange rate risk will relate to movements in the value of exchange rates between the U.S. dollar and other currencies in which our Infrastructure Assets are denominated (including euros), net of the impact of foreign exchange hedging strategies, if any.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties, and monitoring the associated credit exposure.

Interest Rate Risk

Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

With respect to our proposed business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our Infrastructure Assets. We may also be subject to regulatory proceedings.

Item 1A. Risk Factors.

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see “Item 1A. Risk Factors” in the Form 10. There have been no material changes to the risk factors previously disclosed in the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Fourth Amended and Restated Limited Liability Company Agreement

On August 10, 2025, by a written consent, ISQ Holdings, LLC, as Series I controlling shareholder, and ISQ Open Infrastructure Holdings, L.P., as the Series II controlling shareholder, approved the Fourth Amended and Restated Limited Liability Company Agreement (the “Fourth A&R LLCA”). On August 11, 2025, the Fourth A&R LLCA was executed, which amended and restated the Company’s Third Amended and Restated Limited Liability Company Agreement, dated as of June 9, 2025.

The amendment and restatement effects certain changes, including, among other things, (i) clarifying each Series’ right to extend, suspend, terminate or otherwise modify the duration of the offering of any Shares and (ii) describe the removal process of officers of the Company and each Series.

The foregoing summary description of the Fourth A&R LLCA does not purport to be complete and is qualified in its entirety by reference to the Fourth A&R LLCA, a copy of which is included as Exhibit 3.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Expense Limitation and Reimbursement Agreement

On August 11, 2025, the Expense Limitation Agreement (defined herein) was executed with the same terms described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expense Limitation and Reimbursement Agreement.” The foregoing summary description of the Expense Limitation Agreement does not purport to be complete and is qualified in its entirety by reference to the Expense Limitation Agreement, a copy of which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation, dated January 15, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 11, 2025)
3.2	Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series I, dated March 13, 2025
3.3	Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series II, dated March 13, 2025
3.4	Fourth Amended and Restated Limited Liability Company Agreement, by and among I Squared Capital Registered Advisor LLC, ISQ Holdings, LLC, ISQ Open Infrastructure Holdings, L.P., ISQ Open Infrastructure Investors, L.P., I Squared Capital Registered Advisor LLC and any other Persons who are or hereafter become Members or parties, dated as of August 11, 2025
10.1	Expense Limitation and Reimbursement Agreement, by and among I Squared Capital Registered Advisor LLC and ISQ Open Infrastructure Company LLC, dated as of August 11, 2025
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISQ OPEN INFRASTRUCTURE COMPANY LLC

By:	/s/ Walid Chammah
Name:	Walid Chammah
Title:	Principal Executive Officer

By:	/s/ Starr Frohlich
Name:	Starr Frohlich
Title:	Principal Financial and Accounting Officer

Date: August 14, 2025