Form 10-Q
period 2025-09-30
ISQ Open Infrastructure Co LLC
filed 2025-11-14
CIK 2059924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2025, the registrant had 3,218,120 Shares outstanding. The number of Shares outstanding excludes the subscriptions on November 3, 2025, since the issuance price is not yet finalized as of the date of this filing.

Table of Contents

		Page
Part I.	Financial Information	1

Item 1.	Financial Statements	1
	ISQ Open Infrastructure Company LLC - Series I
	Consolidated Statement of Assets and Liabilities (Unaudited) as of September 30, 2025	1
	Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2025 and for the period from March 28, 2025 to September 30, 2025	3
	Consolidated Statements of Changes in Net Assets (Unaudited) for the three months ended September 30, 2025 and for the period from March 28, 2025 to September 30, 2025	4
	Consolidated Statement of Cash Flows (Unaudited) For the period from March 28, 2025 to September 30, 2025	5
	Notes to Consolidated Financial Statements (Unaudited)	6
	ISQ Open Infrastructure Company LLC - Series II
	Consolidated Statement of Assets and Liabilities (Unaudited) as of September 30, 2025	13
	Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2025 and for the period from March 28, 2025 to September 30, 2025	14
	Consolidated Statements of Changes in Net Assets (Unaudited) for the three months ended September 30, 2025 and for the period from March 28, 2025 to September 30, 2025	15
	Consolidated Statement of Cash Flows (Unaudited) For the period from March 28, 2025 to September 30, 2025	16
	Consolidated Schedule of Investments (Unaudited) as of September 30, 2025	17
	Notes to Financial Statements (Unaudited)	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	32

Part II.	Other Information	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures		35

i

Certain Terms Used in this Quarterly Report on Form 10-Q

●	the terms “we,” “us,” “our,” and the “Company,” refer to ISQ Open Infrastructure Company LLC or, where applicable, Series I and/or Series II;

●	the term “Board” refers to each of the Series’ board of directors;

●	the term “Broken Deal Expenses” refers to (i) legal, auditing, investment banking, valuation, consulting, engineering, custody, administration, tax, accounting, and other professional fees, costs, expenses, retainers and/or other payments; (ii) all fees, costs and expenses associated with the discovery, sourcing, evaluation, diligence, financial analysis, negotiation, structuring, making, and potential refinancing of the Company’s proposed and unconsummated acquisitions, including, without limitation, any meetings and/or travel, accommodation, meal and entertainment expenses related to such prospective acquisitions, any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, private placement fees, syndication fees, bank charges, depositary fees, fees and expenses related to environmental evaluation, closing and execution costs, fees and expenses of consultants, sales commissions, appraisal fees, taxes, underwriting commissions and discounts, brokerage fees and information services; and (iii) all other fees, costs and expenses relating to unconsummated transactions, including, without limitation, submission costs, reverse termination fees and damages and the fees, costs and expenses described in (i) and (ii) above (including, in each of cases (i), (ii) and (iii), such fees, costs and expenses that might have been borne by a co-investment vehicle had the transaction been consummated);

●	the term “I Squared” refers collectively to I Squared Capital Advisors (US) LLC and its subsidiaries;

●	the term “Infrastructure Service Provider(s)” refers to any product or service that could be provided to the Company or any Infrastructure Asset. I Squared could directly or indirectly cause any Infrastructure Asset or other asset of the Company or any other I Squared Vehicle, whether currently in existence or acquired, organized, formed, established or otherwise arranged in the future, to provide such product or service;

●	the term “I Squared Vehicles” refers to the funds, investment vehicles and accounts managed, now or in the future, by I Squared, the Manager or any of their respective affiliates (excluding for this purpose, I Squared proprietary entities), including, but not limited to, funds, investment vehicles and accounts pursuing the following strategies: infrastructure equity (including mid-market and opportunistic growth equities in power & utilities; transportation & logistics; midstream, downstream & liquefied natural gas (“LNG”); digital infrastructure; environmental infrastructure and social infrastructure) and infrastructure credit (including construction financing, acquisition financing, liquidity and growth capital, refinancing, recapitalization and restructuring opportunities);

●	the term “Manager” refers to I Squared Capital Registered Advisor LLC, our manager, an affiliate of I Squared and an investment adviser registered under the United States (the “U.S.”) Investment Advisers Act of 1940, as amended (the “Advisers Act”);

●	the term “Series I” refers to ISQ Open Infrastructure Company LLC —Series I, a registered series of the Company;

●	the term “Series II” refers to ISQ Open Infrastructure Company LLC —Series II, a registered series of the Company;

●	the term “Series” refers collectively to Series I and Series II;

●	the term “Series I Shareholders” refers to holders of our Series I Shares. There are nine types of shares available to Shareholders through Series I: Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares, Class F-JTE Shares, Class STE Shares, Class DTE Shares, Class ITE Shares, Class JTE Shares (collectively, the “Series I Investor Shares”) and Class ETE Shares. Each of Series I Investor Shares and Class ETE Shares will invest into its corresponding Series II Investor Shares or Class E Shares, as applicable;

●	the term “Series II Shareholders” refers to holders of our Series II Shares. There are nine types of shares available to Shareholders through Series II: Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class S Shares, Class D Shares, Class I Shares, Class J Shares (collectively, the “Series II Investor Shares”, together with the Series I Investor Shares, the “Investor Shares”) and Class E Shares. The Investor Shares are not entitled to vote on any matters relating to the Company, including the election of directors, and are not entitled to nominate, remove or participate in the appointment of directors of the Company;

●	Class E Shares and Class ETE Shares (together with the Investor Shares, the “Shares”) will be available to the Manager, its affiliates, its officers and employees, the directors, officers and employees of the Company and certain other investors in I Squared’s discretion;

●	the term “Shareholders” refers, individually and collectively, to Series I Shareholders and/or Series II Shareholders, which term may also refer to prospective shareholders in the applicable Series, as the context requires;

●	the term “Shares” refers, individually and collectively, to Series I Shares and/or Series II Shares, as the context requires;

●	the term “Infrastructure Assets” refers, individually and collectively, to any infrastructure-related businesses or assets (including mid-market and opportunistic growth businesses or assets in power & utilities; transportation & logistics; midstream, downstream & LNG; digital infrastructure; environmental infrastructure and social infrastructure) owned directly or indirectly through subsidiaries, by the Company, including as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held;

●	we generally mean “infrastructure” to refer to businesses or assets which we believe have all or most of the following characteristics:

o	Stable and well-defined regulation and policy framework;

o	High barriers to entry with low price elasticity;

o	Well defined operational structure with attractive upside;

o	Insulation from the business cycle with low income elasticity;

o	Long duration assets, typically ten years or more;

o	Stable cashflows that grow with inflation;

o	Positive long-term variables such as demographics that provide downside mitigation;

o	Moderate leverage;

o	Control or protective governance rights;

o	Attractive pricing upon entry;

o	Relatively high liquidity; and

o	Limited exposure to risks arising from climate change.

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

v

Part I. Financial Information Series I

Item 1. Financial Statements

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statement of Assets and Liabilities (Unaudited)

As of September 30, 2025
Assets
Investment in ISQ Open Infrastructure Company LLC - Series II	$21,000
Cash and cash equivalents	2,830
Due from Manager	404,900
Deferred offering costs	214,660
Total Assets	643,390

Liabilities
Organizational costs payable	$285,606
Professional fees payable	119,124
Offering costs payable	214,660
Total Liabilities	$619,390
Commitments and Contingencies (Note 5)
Net Assets	$24,000

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statement of Assets and Liabilities – continued (Unaudited)

As of September 30, 2025
Net Asset Value Per Share
F-STE Shares
Net Assets	$2,750
Shares outstanding	110
Net asset value per share	$25.00
F-DTE Shares
Net Assets	$2,750
Shares outstanding	110
Net asset value per share	$25.00
F-ITE Shares
Net Assets	$2,750
Shares outstanding	110
Net asset value per share	$25.00
F-JTE Shares
Net Assets	$2,750
Shares outstanding	110
Net asset value per share	$25.00
STE Shares
Net Assets	$2,750
Shares outstanding	110
Net asset value per share	$25.00
DTE Shares
Net Assets	$2,750
Shares outstanding	110
Net asset value per share	$25.00
ITE Shares
Net Assets	$2,750
Shares outstanding	110
Net asset value per share	$25.00
JTE Shares
Net Assets	$2,750
Shares outstanding	110
Net asset value per share	$25.00
ETE Shares
Net Assets	$2,000
Shares outstanding	80
Net asset value per share	$25.00

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30, 2025	For the period from March 28, 2025 (Funding Date) to September 30, 2025
Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II
Expenses	$(1,114,185)	$(2,876,443)
Total Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(1,114,185)	(2,876,443)
Less: Expense Support from Manager	1,114,185	2,876,443
Net Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	-	-

Expenses
Organizational costs	89,042	285,606
Professional fees	93,405	119,124
Other expenses	170	170
Total Expenses	182,617	404,900
Less: Expense Support from Manager	(182,617)	(404,900)
Net Expenses	-	-

Net Investment Income (Loss)	-	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$-	$-

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30, 2025	For the period from March 28, 2025 (Funding Date) to September 30, 2025
Net assets, beginning of period	$2,000	$-
Capital contributions	22,000	24,000
Net increase (decrease) in net assets from operations	-	-
Net assets, end of period	$24,000	$24,000

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statement of Cash Flows (Unaudited)

For the period from March 28, 2025 (Funding Date) to September 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of limited liability company interests in ISQ Open Infrastructure Company LLC – Series II	(21,000)
Net Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	-
Net (increase) decrease in operating assets:
Due from Manager	(404,900)
Net increase (decrease) in operating liabilities:
Organizational costs payable	285,606
Professional fees payable	119,124
Net cash provided by (used in) operating activities	(21,170)

Cash flows from financing activities
Capital contributions	24,000
Net cash provided by (used in) financing activities	24,000
Net increase (decrease) in cash	2,830
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$2,830

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Notes to Consolidated Financial Statements (Unaudited)

1. ORGANIZATION

ISQ Open Infrastructure Company LLC (the “Company”) is a limited liability company that was formed in accordance with the laws of Delaware on January 15, 2025. The Company is a series limited liability company with series established pursuant to Sections 18-215 or 18-218 of the Delaware Limited Liability Company Act (the “LLC Act”). On March 13, 2025, the Company established two registered series of limited liability company interests, ISQ Open Infrastructure Company LLC - Series I (“Series I”) and ISQ Open Infrastructure Company LLC - Series II (“Series II” and together with Series I, “Series”). The purchase of shares of a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. In accordance with the LLC Act, each Series is a separate series of segregated assets and liabilities and corresponding limited liability company interests of the Company.

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

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and will benefit from I Squared’s infrastructure sourcing and portfolio management platform pursuant to a management agreement (the “Management Agreement”), entered into with I Squared Capital Registered Advisor LLC (the “Manager”), an affiliate of I Squared, on September 2, 2025, to support the Company in managing its portfolio of Infrastructure Assets. As of September 30, 2025, the Company had no operations other than activities related to its organization and offering. Since the Funding Date, as defined below, the Company has incurred professional fees in connection with its ongoing reporting obligations.

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

On March 28, 2025 (the “Funding Date”), I Squared contributed $2,000 to Series I. Series I contributed $1,000 to Series II through a blocker, ISQ Open Infrastructure Holdings, L.P. (the “Blocker”), domiciled in the Cayman Islands. The Blocker is wholly owned by Series I and has therefore been consolidated. I Squared's initial contribution to Series I was subsequently converted into Class E TE shares on September 30, 2025.

As of September 30, 2025, Series I had neither purchased nor contracted to purchase any Infrastructure Assets or other assets.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting— The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars. The Company’s fiscal year end is December 31.

Series I consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Series I and Series II qualify as investment companies solely for accounting purposes and not for any other purpose. Series I and Series II are not registered, and are not required to be registered, as investment companies under the Investment Company Act. Series I and Series II follow the significant accounting policies described below.

Basis of Presentation— Series I and Series II are intended to be treated as distinct entities under the LLC Act and for U.S. federal income tax purposes, each with its own segregated assets, liabilities, and expenses. If any expenses are incurred on behalf of or for the benefit of either Series, the Manager will allocate those expenses among Series based on the relative size of each Series’ investment in the relevant activity or entity, the net asset value of each Series, or another method the Manager, in good faith, deems fair and reasonable.

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

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments. As of September 30, 2025, there were no cash equivalents.

Organizational and Offering Expenses— Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series I and enable it legally to do business. Organizational expenses will be paid by the Manager, subject to potential recoupment as described in Note 3. For the three months ended September 30, 2025 and for the period from the Funding Date to September 30, 2025, Series I incurred organizational expenses of $89,042 and $285,606, respectively, which were fully reimbursed by the Manager.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the period from the Funding Date to September 30, 2025, Series I incurred offering expenses of $214,660.

Investments, At Fair Value— The investment valuation policy of Series I is to value its financial instruments at fair value. Series I records its investment in Series II at fair value based on its proportionate interest in the net assets of Series II. Valuation of assets held by Series II is discussed in Note 2 of Series II’s Notes to Consolidated Financial Statements.

Investment in Series II— On a monthly basis, Series I records its proportionate share of the income, expenses, realized gains and losses and change in unrealized gains and losses of Series II. In addition, Series I accrues its own income and expenses. At September 30, 2025, Series I indirectly owned 100% of the net assets of Series II. The performance of Series I is directly impacted by the performance of Series II. The notes to Series II consolidated financial statements are attached to Series I consolidated financial statements and are an integral part of these consolidated financial statements.

Income Taxes— Series I intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. An entity that is treated as a partnership for U.S. federal tax purposes generally incurs no U.S. federal income tax liability. Instead, each partner is generally required to take into account its allocable share of items of income, gain, loss, deduction, or credit of the entity in computing its U.S. federal income tax liability, regardless of whether cash distributions are made. A partnership, such as each Series, may nonetheless be taxed as a corporation if it is a publicly traded partnership, unless it meets the qualifying income exception. The qualifying income exception applies with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for each taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation. Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. Each Series is intended to be managed such that it will meet the qualifying income exception in each taxable year. If either Series were recharacterized as a corporation for federal income tax purposes by not meeting the qualifying income exception, the holders of interest in that Series would then be treated as stockholders in a corporation, and the Series would become taxable as a corporation for U.S. federal income tax purposes. Further, each Series would be subject to U.S. corporate income tax on its net taxable income. In addition, each Series intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Segment Reporting— The Company operates through a single operating and reporting segment with a primary objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer and Chief Investment Officer (the “Principal Committee”) which assesses the performance and makes operating decisions of the Company on a consolidated basis. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statement of Assets and Liabilities and significant segment expenses are the same as those listed in the Consolidated Statements of Operations.

3. RELATED PARTY CONSIDERATIONS

Management Agreement

The Company on behalf of each Series entered into the Management Agreement with the Manager on September 2, 2025. Under the Management Agreement, the Manager is responsible for identifying, assessing, and overseeing the Company’s investment opportunities. The Manager also provides recommendations to the Principal Committee (or a member thereof) acting on behalf of Series II regarding the acquisition, management, financing, and sale of the Company’s assets (including the Infrastructure Assets), in alignment with the Company’s objectives, guidelines, policies, and limitations.

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager will be permitted to recapture a Specified Expense in the same year it is incurred. This arrangement will not be permitted to be terminated prior to June 30, 2026, without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and each Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquires its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

The Manager believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

4. SHAREHOLDERS’ EQUITY

Unregistered Sales of Equity Securities

The following table summarizes shareholder transactions in common shares for the three months ended September 30, 2025 and for the period from the Funding Date to September 30, 2025:

	For the three months ended September 30, 2025		For the period from March 28, 2025 (Funding Date) to September 30, 2025
	Shares	Consideration	Shares	Consideration
F-STE Shares
Balance at beginning of period	-	$-	-	$-
Proceeds from issuance of shares	110	2,750	110	2,750
Net increase (decrease)	110	$2,750	110	$2,750
Balance at end of period	110	$2,750	110	$2,750
F-DTE Shares
Balance at beginning of period	-	$-	-	$-
Proceeds from issuance of shares	110	2,750	110	2,750
Net increase (decrease)	110	$2,750	110	$2,750
Balance at end of period	110	$2,750	110	$2,750
F-ITE Shares
Balance at beginning of period	-	$-	-	$-
Proceeds from issuance of shares	110	2,750	110	2,750
Net increase (decrease)	110	$2,750	110	$2,750
Balance at end of period	110	$2,750	110	$2,750
F-JTE Shares
Balance at beginning of period	-	$-	-	$-
Proceeds from issuance of shares	110	2,750	110	2,750
Net increase (decrease)	110	$2,750	110	$2,750
Balance at end of period	110	$2,750	110	$2,750
STE Shares
Balance at beginning of period	-	$-	-	$-
Proceeds from issuance of shares	110	2,750	110	2,750
Net increase (decrease)	110	$2,750	110	$2,750
Balance at end of period	110	$2,750	110	$2,750
DTE Shares
Balance at beginning of period	-	$-	-	$-
Proceeds from issuance of shares	110	2,750	110	2,750
Net increase (decrease)	110	$2,750	110	$2,750
Balance at end of period	110	$2,750	110	$2,750
ITE Shares
Balance at beginning of period	-	$-	-	$-
Proceeds from issuance of shares	110	2,750	110	2,750
Net increase (decrease)	110	$2,750	110	$2,750
Balance at end of period	110	$2,750	110	$2,750
JTE Shares
Balance at beginning of period	-	$-	-	$-
Proceeds from issuance of shares	110	2,750	110	2,750
Net increase (decrease)	110	$2,750	110	$2,750
Balance at end of period	110	$2,750	110	$2,750
ETE Shares
Balance at beginning of period			-	$-
Proceeds from issuance of shares	80	$2,000	80	2,000
Net increase (decrease)	-	$-	80	$2,000
Balance at end of period	80	$2,000	80	$2,000

For the three months ended September 30, 2025 and for the period from the Funding Date to September 30, 2025, Series I issued such Shares for aggregate consideration of $22,000 and $24,000, respectively. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

Beginning with the end of the first full calendar quarter in which the Shares are sold to non-affiliates of I Squared, the Company will seek to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I or Series II will pay quarterly distributions consistently and at a specific rate, or at all. There were no distributions declared for the period from the Funding Date to September 30, 2025.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Company’s or a Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to Series and types of Shares held by the shareholder under the DRIP. There will be no sales load charges on Shares issued to a shareholder under the DRIP.

As of September 30, 2025, the Company had not issued any Shares under the DRIP.

Share Redemption Program

The Company offers a share redemption plan pursuant to which, on a quarterly basis, shareholders may request that we redeem all or any portion of their Shares. The Company may redeem fewer Shares than have been requested in any particular quarter to be redeemed under the Company’s share redemption plan, or none at all, in the Board’s discretion at any time. We expect that the Company will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Aggregate NAV will be reflective of Series I NAV which consists of all the underlying assets of Series II.

5. COMMITMENTS AND CONTINGENCIES

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

6. FINANCIAL HIGHLIGHTS

As of September 30, 2025, Series I has not commenced investment operations or generated revenues. Activities to date relate to organization, offering, and financing. All expenses were fully supported by the Manager under the Expense Limitation and Reimbursement Agreement. Accordingly, the total return, net expense ratio, and net investment income (loss) ratios are all 0%.

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

On October 1, 2025, Series I issued and sold the following unregistered shares of the Company to investors for cash:

	Number of	Aggregate
Type	Shares Sold*	Consideration*
Series I
F-STE Shares	19,600	$490,000
F-DTE Shares	400,000	$10,000,000
F-ITE Shares	19,720	$493,000
F-JTE Shares	173,760	$4,344,000

*	Share and dollar amounts rounded to the nearest whole number.

Series I issued such shares for total aggregate consideration of $15,327,000 (the “Proceeds”). The offer and sale of the shares above were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Seed Transaction

On October 2, 2025 and October 3, 2025, Series II acquired a seed portfolio for $80,653,445 composed of (i) an equity investment in the transportation and logistics sector in National Express LLC, a provider of student and transit bus services across the United States, (ii) an equity investment in the power and utilities sector in Matterhorn Express Pipeline, LLC, a newly-constructed intrastate natural gas pipeline transporting natural gas from the Permian Basin to the Katy area near Houston, Texas, (iii) an equity investment in the digital infrastructure sector in Ezee Fiber Texas, LLC, a fiber-to-the-home (FTTH) business operating in the suburbs of Houston, Texas, (iv) a credit investment in the digital infrastructure sector in Substantial HoldCo Limited, a holding company comprised of fiber optic service providers servicing residential and commercial properties across different regions of the United Kingdom, and (v) a credit investment in the power and utilities sector in Pelican Power LLC, an owner of thermal power generation plants in Louisiana and Texas.

There are no other events that require disclosure or adjustment to the consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statement of Assets and Liabilities (Unaudited)

As of September 30, 2025
Assets
Cash and cash equivalents	$690,830
Due from Manager	2,876,443
Deferred offering costs	1,561,778
Total Assets	5,129,051

Liabilities
Organizational costs payable	$2,474,981
Offering costs payable	1,561,778
Promissory Notes (net of debt issuance costs of $183,021)	674,979
Professional fees payable	387,860
Interest and financing expenses payable	8,453
Total Liabilities	$5,108,051
Commitments and Contingencies (Note 6)
Net Assets	$21,000

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30, 2025	For the period from March 28, 2025 (Funding Date) to September 30, 2025
Expenses
Organizational costs	$817,209	$2,474,981
Professional fees	283,374	387,860
Interest and financing expenses	13,432	13,432
Other expenses	170	170
Total Expenses	1,114,185	2,876,443
Less: Expense Support from Manager	(1,114,185)	(2,876,443)
Net Expenses	-	-

Net Investment Income (Loss)	-	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$-	$-

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30, 2025	For the period from March 28, 2025 (Funding Date) to September 30, 2025
Net assets, beginning of period	$1,000	$-
Capital contributions	20,000	21,000
Net increase (decrease) in net assets from operations	-	-
Net assets, end of period	$21,000	$21,000

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statement of Cash Flows (Unaudited)

For the period from March 28, 2025 (Funding Date) to September 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	4,979
Net (increase) decrease in operating assets:
Due from Manager	(2,876,443)
Net increase (decrease) in operating liabilities:
Organizational costs payable	2,474,981
Professional fees payable	387,860
Interest and financing expenses payable	8,453
Net cash provided by (used in) operating activities	(170)

Cash flows from financing activities
Capital contributions	21,000
Borrowings from Promissory Notes	858,000
Debt issuance costs paid	(188,000)
Net cash provided by (used in) financing activities	691,000
Net increase (decrease) in cash	690,830
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$690,830

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments (Unaudited) as of September 30, 2025

Investments in Money Market Funds	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
JPMorgan U.S. Government Money Market Fund	Level I	$686,000	3,267%
Total Investments in Money Market Funds (cost of $ 686,000)	Level I	$686,000	3,267%

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

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

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and will benefit from I Squared’s infrastructure sourcing and portfolio management platform pursuant to a management agreement (the “Management Agreement”) entered into with I Squared Capital Registered Advisor LLC (the “Manager”), an affiliate of I Squared, on September 2, 2025, to support the Company in managing its portfolio of Infrastructure Assets. As of September 30, 2025, the Company had no operations other than activities related to its organization and offering. Since the Funding Date, as defined below, the Company has incurred professional fees in connection with its ongoing reporting obligations.

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

As of September 30, 2025, Series II had neither purchased nor contracted to purchase any Infrastructure Assets or other assets.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting— The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars. The Company’s fiscal year end is December 31.

Series II consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Series I and Series II qualify as investment companies solely for accounting purposes and not for any other purpose. Series I and Series II are not registered, and are not required to be registered, as investment companies under the Investment Company Act. Series I and Series II follow the significant accounting policies described below.

Basis of Presentation— Series I and Series II are intended to be treated as distinct entities under the LLC Act and for U.S. federal income tax purposes, each with its own segregated assets, liabilities, and expenses. If any expenses are incurred on behalf of or for the benefit of either Series, the Manager will allocate those expenses among Series based on the relative size of each Series’ investment in the relevant activity or entity, the net asset value of each Series, or another method the Manager, in good faith, deems fair and reasonable.

Basis of Consolidation— As provided under Regulation S-X and ASC 946, Series II will generally not consolidate its investments in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to Series II. Accordingly, Series II consolidated the financial position and results of operations of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments. As of September 30, 2025, Series II held cash equivalents of $686,000.

Organizational and Offering Expenses— Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series II and enable it legally to do business. Organizational expenses will be paid by the Manager, subject to potential recoupment as described in Note 3. For the three months ended September 30, 2025 and for the period from the Funding Date to September 30, 2025, Series II incurred organizational expenses of $817,209 and $2,474,981, respectively, which were fully reimbursed by the Manager.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the period from the Funding Date to September 30, 2025, Series II incurred offering expenses of $1,561,778.

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

Assets and liabilities recorded at fair value on the Consolidated Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under U.S. GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

Income Taxes— Series II intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. An entity that is treated as a partnership for U.S. federal tax purposes generally incurs no U.S. federal income tax liability. Instead, each partner is generally required to take into account its allocable share of items of income, gain, loss, deduction, or credit of the entity in computing its U.S. federal income tax liability, regardless of whether cash distributions are made. A partnership, such as each Series, may nonetheless be taxed as a corporation if it is a publicly traded partnership, unless it meets the qualifying income exception. The qualifying income exception applies with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for each taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation. Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. Each Series is intended to be managed such that it will meet the qualifying income exception in each taxable year. If either Series were recharacterized as a corporation for federal income tax purposes by not meeting the qualifying income exception, the holders of interest in that Series would then be treated as stockholders in a corporation, and the Series would become taxable as a corporation for U.S. federal income tax purposes. Further, each Series would be subject to U.S. corporate income tax on its net taxable income. In addition, each Series intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Segment Reporting— The Company operates through a single operating and reporting segment with a primary objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer and Chief Investment Officer (the “Principal Committee”) which assesses the performance and makes operating decisions of the Company on a consolidated basis. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statement of Assets and Liabilities and significant segment expenses are the same as those listed in the Consolidated Statements of Operations.

3.	NOTES PAYABLE

Promissory Notes

On September 2, 2025, Series II issued unsecured promissory notes (the “Promissory Notes”) with a cumulative principal balance of $858,000. The Promissory Notes are reported at amortized cost and are reflected on Series II’s Consolidated Statement of Assets and Liabilities. The Promissory Notes pay interest on the principal balances at a rate of 12.4% per annum, payable semi-annually in arrears, with a legal maturity date of September 2, 2055. However, the Manager intends to repay the Promissory Notes prior to the legal maturity and is currently amortizing upfront costs associated with the Promissory Notes over a period of three years. Amortized amounts are included within interest and financing expenses on Series II’s Consolidated Statements of Operations.

4.	RELATED PARTY CONSIDERATIONS

Management Agreement

The Company on behalf of each Series entered into the Management Agreement with the Manager on September 2, 2025. Under the Management Agreement, the Manager is responsible for identifying, assessing, and overseeing the Company’s investment opportunities. The Manager also provides recommendations to the Principal Committee (or a member thereof) acting on behalf of Series II regarding the acquisition, management, financing, and sale of the Company’s assets (including the Infrastructure Assets), in alignment with the Company’s objectives, guidelines, policies, and limitations.

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager will be permitted to recapture a Specified Expense in the same year it is incurred. This arrangement will not be permitted to be terminated prior to June 30, 2026 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and each Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquires its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

The Manager believes that it is not probable for the Company to be required to reimburse the expenses waived by the Manager.

5.	SHAREHOLDERS’ EQUITY

Distributions

Beginning with the end of the first full calendar quarter in which the Shares are sold to non-affiliates of I Squared, the Company will seek to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I or Series II will pay quarterly distributions consistently and at a specific rate, or at all. There were no distributions declared for the period from the Funding Date to September 30, 2025.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Company’s or a Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP. There will be no sales load charges on Shares issued to a shareholder under the DRIP.

As of September 30, 2025, the Company had not issued any Shares under the DRIP.

Share Redemption Program

The Company offers a share redemption plan pursuant to which, on a quarterly basis, shareholders may request that we redeem all or any portion of their Shares. The Company may redeem fewer Shares than have been requested in any particular quarter to be redeemed under the Company’s share redemption plan, or none at all, in the Board’s discretion at any time. We expect that the Company will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Aggregate NAV will be reflective of Series I NAV which consists of all the underlying assets of Series II.

6.	COMMITMENTS AND CONTINGENCIES

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

7.	FINANCIAL HIGHLIGHTS

As of September 30, 2025, Series II has not commenced investment operations or generated revenues. Activities to date relate to organization, offering, and financing. All expenses were fully supported by the Manager under the Expense Limitation and Reimbursement Agreement. Accordingly, the total return, net expense ratio, and net investment income (loss) ratios are all 0%.

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this 10-Q and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

On October 1, 2025, Series II issued and sold the following unregistered shares of the Company to investors for cash:

	Number of	Aggregate
Type	Shares Sold*	Consideration*
Series II
F-S Shares	200,600	$5,015,000
F-I Shares	142,160	$3,554,000
F-J Shares	1,961,400	$49,035,000
E Shares	300,000	$7,500,000

*	Share and dollar amounts rounded to the nearest whole number.

Series II issued such shares for total aggregate consideration of $65,104,000 (the “Proceeds”). The offer and sale of the shares above were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Seed Transaction

On October 2, 2025 and October 3, 2025, Series II acquired a seed portfolio for $80,653,445 composed of (i) an equity investment in the transportation and logistics sector in National Express LLC, a provider of student and transit bus services across the United States, (ii) an equity investment in the power and utilities sector in Matterhorn Express Pipeline, LLC, a newly-constructed intrastate natural gas pipeline transporting natural gas from the Permian Basin to the Katy area near Houston, Texas, (iii) an equity investment in the digital infrastructure sector in Ezee Fiber Texas, LLC, a fiber-to-the-home (FTTH) business operating in the suburbs of Houston, Texas, (iv) a credit investment in the digital infrastructure sector in Substantial HoldCo Limited, a holding company comprised of fiber optic service providers servicing residential and commercial properties across different regions of the United Kingdom, and (v) a credit investment in the power and utilities sector in Pelican Power LLC, an owner of thermal power generation plants in Louisiana and Texas.

There are no other events that require disclosure or adjustment to the consolidated financial statements.

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

Results of Operations

From January 15, 2025 (date of formation) through September 30, 2025, we were in our organizational period, had not commenced our principal operations and were focused on our formation and the Form 10. Our Form 10 automatically became effective on June 13, 2025. We will be dependent upon the proceeds from the Company’s continuous private offering of its Series’ Shares on a monthly basis (the “Private Offering”) in order to conduct our business. We intend to acquire Infrastructure Assets with the capital received from our Private Offering and any indebtedness that we may incur in connection with such activities.

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

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager will be permitted to recapture a Specified Expense in the same year it is incurred. This arrangement will not be permitted to be terminated prior to June 30, 2026, without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and the Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquires its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

The Company, on behalf of each Series, agreed that its obligations under the Expense Limitation Agreement shall survive termination of the Expense Limitation Agreement. Further, upon dissolution, liquidation, sale of substantially all of the assets of the Company or termination of the Management Agreement, including termination of the Management Agreement by the Company, the Company agreed first to reimburse the Manager any amounts previously reimbursed by the Manager to the Company under the Expense Limitation Agreement in excess of the total Management Fee that would have otherwise been due to the Manager by the Company.

Operating Expenses

Each Series will pay all costs, expenses and liabilities incurred in connection with affairs of the Company generally or any Series (collectively, the “Operating Expenses”), including its pro rata share of costs, expenses and liabilities incurred by any Intermediate Entities, including, without limitation: (a) the Organizational and Offering Expenses; (b) the Management Fee; (c) any taxes and governmental charges imposed on the Company generally or any Series; (d) costs of obtaining expenses incurred in connection with any tax audit, investigation, settlement or review of the Company generally or any Series; (e) fees, costs and expenses (including qualifying out-of-pocket travel expenses) for and/or relating to attorneys, accountants, an administrator, auditors, administrative agents, paying agents, depositaries, advisors (including tax advisors and senior advisors), prime brokers, deal finders, consultants, custodians, investment bankers, operating partners, the transfer agent, I Squared Service Providers and certain other third-party service providers or professionals; (f) valuation costs (including all fees, costs and expenses incurred in connection with establishing, implementing, monitoring and/or measuring the impact of sustainability (“Sustainability”) policies and programs with respect to the Company generally, any Series or their Infrastructure Assets or prospective Infrastructure Assets, including without limitation all fees, costs, and expenses incurred in connection with Sustainability tracking tools, climate risk assessments and any other assessments, measurements, advice or reports conducted as part of implementing, monitoring and maintaining the Manager’s responsible infrastructure acquisition strategy and its Sustainability policies and procedures with respect to the Company generally, any Series or their Infrastructure Assets or prospective Infrastructure Assets or otherwise designed to promote or evaluate the Company’s (generally), any Series’ or their Infrastructure Assets’ or prospective Infrastructure Assets’ achievement of Sustainability objectives); (g) expenses relating to the administrative, governance, accounting, technology and/or technology-related services and compliance-related matters and regulatory filings relating to the activities of the Company generally or any Series that are otherwise necessary for the operation of the Company generally, any Series and their Infrastructure Assets (including, without limitation, (i) expenses relating to the preparation and filing of the Company’s private placement memorandum, the Form 10, reports (including the Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports), disclosures, notifications and other correspondence to be filed with the SEC on behalf of the Company generally or any Series or in connection with the laws and/or regulations of jurisdictions in which the Company generally, any Series and their Infrastructure Assets engage in activities and any related regulations, or the laws and/or regulations of jurisdictions in which the Company generally or any Series engages in activities) and/or any other regulatory filings, notices or disclosures of the Manager and/or its affiliates relating to the Company generally, any Series and their activities, compensation of the independent directors and preparing materials and coordinating materials of the Board, and (ii) expenses relating to the Freedom of Information Act (FOIA) requests; (h) notices required by the Company generally or any Series pursuant to the LLC Agreement and other reporting obligations of the Company generally or any Series and the maintenance of the books and records of the Company generally or any Series, depositary, safekeeping and other professional fees, costs, expenses, retainers and/or other payments; (i) brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, investment banking fees, arranger fees, clearing and settlement charges and other acquisition costs, fees and expenses actually incurred in connection with making, holding, settling, sourcing, structuring, negotiating, financing, refinancing, pledging, monitoring or disposing of actual and potential Infrastructure Assets or investments (including, without limitation, any costs and expenses arising from any foreign exchange or other currency transactions); (j) the cost and expenses incurred in connection with the negotiation and establishment of future credit facilities, guarantees and other financing or credit support obligations (including interest, fees and related legal expenses and arrangements), bank fees, and expenses of loan servicers, loan administrators and other service providers; (k) fees, costs and expenses related to the organization or maintenance of any Intermediate Entities or other person used to directly or indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Asset(s) or investments or otherwise facilitating the Company generally, or any Series and their activities, including without limitation, any travel expenses, including chartered or first class travel and other related air travel administrative fees and expenses, provided that any such chartered air travel shall only be charged as an Operating Expenses (otherwise the first-class air travel equivalent cost will be charged) if such chartered air travel is used when commercial air travel is not practically feasible under the circumstances from a health, safety or destination perspective (as determined by the Manager) (such expenses, the “Travel Expenses”), and accommodation expenses related to such person and the salary and benefits of any personnel (including personnel of the Manager or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such person, or other overhead expenses in connection therewith; (l) expenses associated with compliance by the Company generally or any Series with applicable laws and regulations; (m) expenses and fees associated with any third-party advisory committees, each Audit Committee, each Board, and any independent representatives of I Squared and any meetings of, or conferences with, the Shareholders (including, without limitation, (i) the Travel Expenses and fees related to accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (ii) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (n) expenses associated with auditing, research, reporting, printing, publishing and technology-related services, including, without limitation, news and quotation equipment and services (including other notices and communications), preparation of periodic reports and financial or other related statements, tax returns, Internal Revenue Service (the “IRS”) Schedule K-1s and any other communications or notices relating to the Company generally or any Series; (o) technology and technology-related expenses, including, without limitation, expenses of technology-service providers and related software/hardware and market data and research used in connection with the Company’s or any Series’ acquisition and operational activities, as well as technology expenses relating to the oversight and management of the Company generally, any Series and their Infrastructure Assets, including data aggregation in respect of Infrastructure Assets; (p) costs, fees and expenses associated with responding to information requests from Shareholders and other persons; (q) expenses relating to the maintenance of any website, data room or communication medium used in relating to the Company generally or any series (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties); (r) expenses for accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, compliance with data privacy/protection policies and regulation, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, asset/property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters; (s) all fees, costs and expenses associated with the developing, negotiating, acquiring, trading, settling, holding, monitoring, financing and disposing of Infrastructure Assets (including, without limitation, any legal, tax, administrative, accounting, advisory, sourcing, brokerage, custody, hedging and consulting and other similar costs and expenses in connection therewith, including Travel Expenses and other similar costs and any costs and expenses in connection therewith, including other related expenses and any expenses related to attending retail, trade association and/or industry meetings, conferences or similar meetings (including with prospective Infrastructure Assets or other similar companies and any other matters related to the Company’s business) and any other costs and expenses associated with the Intermediate Entities); (t) the costs and expenses of any investigation, litigation (including discovery requests), arbitration or settlement involving the Company generally, any Series or entities in which the Company generally or any Series holds an Infrastructure Asset or otherwise relating to such Infrastructure Asset and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of the Company generally or any Series, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company generally or any Series, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (u) expenses of dissolving, winding up, liquidating and ultimately terminating the Company generally, any Series or any Intermediate Entities (including fees payable to service providers engaged to complete the liquidation of the Company generally or any Series, if any); (v) expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by Shareholders admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne directly by the Company generally or any Series); provided that neither the Company generally or any Series shall bear fees or expenses payable to Placement Support Agents who introduce the Company generally or any Series to placement agents or financial intermediaries; (w) fees, costs, expenses and compensation for (i) the employees of the Manager or its affiliates (including, but not limited to, salary, benefits and bonus which may be in the form of Performance Participation Allocation or similar incentive equity (as applicable)) and (ii) tax services (e.g., tax compliance, tax oversight and tax structuring), legal, hedging and currency management and transfer pricing services to the Company generally or any Series in each case as such fees, costs, expenses and compensation are allocable to the Company generally or any Series, as applicable, and at rates believed by the Manager to be fair to the Company generally and/or such Series, as applicable, and commercially reasonable, related to oversight functions and support services provided by the employees of the Manager, I Squared or its affiliates arising from, or incurred in connection with, the Company’s (generally) or any Series’ reporting, accounting, administration and valuations; (x) expenses incurred in complying with the LLC Agreement and the governing agreements of any Intermediate Entity, as well as the out-of-pocket expenses incurred in connection with any amendments to the LLC Agreement or the governing documents of any Intermediate Entities (including any exhibits or annexes thereto) of any Intermediate Entities, any amendments or modifications to I Squared’s or the valuation policy and procedures of the Company generally or any Series, any transfer or redemption of Shares (to the extent not reimbursed by the parties to any such transfer or redemption); and (y) the allocable share of the Broken Deal Expenses of the Company generally or any Series. In determining the amount of Operating Expenses that may be fairly allocable to the Company generally, any Series and to any I Squared Vehicles that may participate in Joint Ventures with the Company generally or any Series, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, capital of the Company generally, the applicable Series and applicable I Squared Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate NAV of the Company generally, the applicable Series and applicable I Squared Vehicles and the percentage of similar acquisitions in which the Company generally, the applicable Series or applicable I Squared Vehicles have historically participated. For the avoidance of doubt, any fees, costs and expenses related to the provision of products and services within the definition of Operating Expenses that are provided by I Squared Service Providers will be borne by the Company generally and/or the Series. Each Series will pay or otherwise bear its proportionate portion of the foregoing payments, fees, costs, expenses and other liabilities (for the avoidance of doubt, including any applicable value added tax) or obligations resulting from, related to, associated with, arising from or incurred in connection with the Company generally and/or operations. The Company will bear any extraordinary expenses it may incur, including any litigation expense.

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

Liquidity and Capital Resources

I Squared made an initial capital contribution of $2,000 in cash, in exchange for its member interest in Series I. On September 2, 2025, Series II issued unsecured promissory notes with a cumulative principal balance of $858,000 and Series I sold 880 Shares of $25 each to third party investors for an aggregate consideration of $22,000. The Company may issue Class E Shares to I Squared in connection with the Company’s acquisition of additional assets in the future. I Squared currently holds all of the Company’s outstanding interests in the form of a controlling limited liability company interest in each of Series I and II but does not otherwise own any Shares in either Series.

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

Our cash flow provided by financing activities was $715,000 for the period from the Funding Date to September 30, 2025, which reflects the proceeds from issuance of Shares and proceeds from the issuance of the Promissory Notes by Series II. As of September 30, 2025, no shares have been issued by Series II.

As of September 30, 2025, neither Series had purchased or contracted to purchase any Infrastructure Assets or other assets.

As of September 30, 2025, we had not declared or paid any distributions.

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

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended September 30, 2025 that are expected to have a material impact on our financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended September 30, 2025. We had no significant operations as of September 30, 2025. When we commence our principal operations, we expect that our primary market risk exposure will be to changes in Infrastructure Asset fair values, as well as credit risk and market risk with respect to use of derivative financial instruments along with interest rate risk with respect to our indebtedness. As of September 30, 2025, we did not use any derivative financial instruments and had no indebtedness. The Manager will be responsible for the oversight of risks to our business.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation, dated January 15, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 11, 2025)
3.2	Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series I, dated March 13, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)
3.3	Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series II, dated March 13, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)
3.4	Fourth Amended and Restated Limited Liability Company Agreement, by and among I Squared Capital Registered Advisor LLC, ISQ Holdings, LLC, ISQ Open Infrastructure Holdings, L.P., ISQ Open Infrastructure Investors, L.P., I Squared Capital Registered Advisor LLC and any other Persons who are or hereafter become Members or parties, dated as of August 11, 2025 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)
4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025)
4.2	Share Redemption Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025)
10.1	Management Agreement, by and between ISQ Open Infrastructure Company LLC and I Squared Capital Registered Advisor LLC, dated as of September 2, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

The agreements and other documents filed or furnished as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISQ OPEN INFRASTRUCTURE COMPANY LLC

By:	/s/ Walid Chammah
Name:	Walid Chammah
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Starr Frohlich
Name:	Starr Frohlich
Title:	Principal Financial Officer and Principal Accounting Officer

Date: November 14, 2025