Form 10-K
period 2025-12-31
ISQ Open Infrastructure Co LLC
filed 2026-03-31
CIK 2059924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .

Commission file number 000-56735

ISQ Open Infrastructure Company LLC
(Exact name of registrant as specified in its charter)

Delaware	33-2876284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Brickell Avenue, PH, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

(786) 693-5700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

 None

Securities registered pursuant to section 12(g) of the Act:

Interests in ISQ Open Infrastructure Company LLC - Series I	Class F-STE
Class F-DTE
Class F-ITE
Class F-JTE
Class STE
Class DTE
Class ITE
Class JTE
Class ETE

Interests in ISQ Open Infrastructure Company LLC - Series II	Class F-S
Class F-D
Class F-I
Class-F-J
Class S
Class D
Class I
Class J
Class E

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by a check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, there was no established public market for the registrant’s common stock.

As of March 3, 2026, the registrant had, with respect to Series I, 337,317 Class F-STE shares outstanding, 401,563 Class F-DTE shares outstanding, 54,970 Class F-ITE shares outstanding, 663,483 Class F-JTE shares outstanding, 110 Class STE shares outstanding, 110 Class DTE shares outstanding, 110 Class ITE shares outstanding, 110 Class JTE shares outstanding and 80. Class ETE shares outstanding, and, with respect to Series II, 627,403 Class F-S shares outstanding, 276,098 Class F-I shares outstanding, 3,634,961 Class F-J shares outstanding and 412,345 Class E shares outstanding. Shares outstanding excludes March 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

Special Note Regarding Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

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

In addition, words such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” “plan,” “believe,” the negatives thereof, other variations thereon, or comparable terminology may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Exchange Act, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

●	changes in the economy;

●	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and

●	future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by law.

In this Annual Report on Form 10-K, except where the context suggests otherwise:

●	the terms “we,” “us,” “our,” and the “Company,” refer to ISQ Open Infrastructure Company LLC or, where applicable, Series I and/or Series II;

●	the term “I Squared” refers collectively to I Squared Capital Advisors (US) LLC and its subsidiaries;

●

the term “I Squared Vehicles” refers collectively to the funds, investment vehicles and accounts managed, now or in the future, by I Squared, the Manager or any of their respective affiliates (excluding for this purpose, I Squared proprietary entities), including, but not limited to, funds, investment vehicles and accounts pursuing the following strategies: infrastructure businesses or assets (including mid-market and opportunistic growth businesses or assets in power & utilities; transportation & logistics; midstream, downstream & Liquefied Natural Gas (“LNG”); digital infrastructure; environmental infrastructure and social infrastructure) and infrastructure credit (including construction financing, acquisition financing, liquidity and growth capital, refinancing, recapitalization and restructuring opportunities);

●	the term “Manager” refers to ISQ OpenInfra Registered Advisor LLC, our manager, an affiliate of I Squared and an investment adviser that registered under the United States (the “U.S.”) Investment Advisers Act of 1940, as amended (the “Advisers Act”);

●	the term “Series I” refers to ISQ Open Infrastructure Company LLC —Series I, a registered series of the Company;

●	the term “Series II” refers to ISQ Open Infrastructure Company LLC —Series II, a registered series of the Company;

●	the term “Series” refers collectively to Series I and Series II;

●	the term “Series I Shareholders” refers to holders of our Series I Shares. There are nine types of shares available to Shareholders through Series I: Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares, Class F-JTE Shares, Class STE Shares, Class DTE Shares, Class ITE Shares, Class JTE Shares (collectively, the “Series I Investor Shares”) and Class ETE Shares. Each of Series I Investor Shares and Class ETE Shares will invest into its corresponding Series II Investor Shares or Class E Shares, as applicable;

●	the term “Series II Shareholders” refers to holders of our Series II Shares. There are nine types of shares available to Shareholders through Series II: Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class S Shares, Class D Shares, Class I Shares, Class J Shares (collectively, the “Series II Investor Shares”, together with the Series I Investor Shares, the “Investor Shares”) and Class E Shares. The Investor Shares are not entitled to vote on any matters relating to the Company, including the election of directors, and are not entitled to nominate, remove or participate in the appointment of directors of the Company;

●	Class E Shares and Class ETE Shares (together with the Investor Shares, the “Shares”) will be available to the Manager, its affiliates, its officers and employees, the directors, officers and employees of the Company and certain other investors in I Squared’s discretion;

●	the term “Shareholders” refers, individually and collectively, to Series I Shareholders and/or Series II Shareholders, which term may also refer to prospective shareholders in the applicable Series, as the context requires;

●	the term “Shares” refers, individually and collectively, to Series I Shares and/or Series II Shares, as the context requires;

●	the term “Infrastructure Assets” refers, individually and collectively, to any infrastructure-related businesses or assets (including mid-market and opportunistic growth businesses or assets in power & utilities; transportation & logistics; midstream, downstream & LNG; digital infrastructure; environmental infrastructure and social infrastructure) owned directly or indirectly through subsidiaries, by the Company, including as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held.

We generally mean “infrastructure” to refer to businesses or assets which we believe have all or most of the following characteristics:

●	Stable and well-defined regulation and policy framework;

●	High barriers to entry with low price elasticity;

●	Well defined operational structure with attractive upside;

●	Insulation from the business cycle with low income elasticity;

●	Long duration assets, typically ten years or more;

●	Stable cashflows that grow with inflation;

●	Positive long-term variables such as demographics that provide downside mitigation;

●	Moderate leverage;

●	Control or protective governance rights;

●	Attractive pricing upon entry;

●	Relatively high liquidity; and

●	Limited exposure to risks arising from climate change.

This report does not constitute an offer of securities of ISQ Open Infrastructure Company LLC or any other entity.

Summary of Risk Factors

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors.”

Risks Related to the Company Generally

●	There is no guarantee or representation can be made that the Company will achieve its objectives.

●	The past performance of the other I Squared Vehicles and the investments that they have made provides no assurance of future returns or results of such other I Squared Vehicles or their investments.

●	Changes in the rate of inflation could affect the forecasted profitability of the Infrastructure Assets and, therefore, inflation could directly adversely affect the Infrastructure Assets.

●	Acquisitions of Infrastructure Assets made around the world could present risks.

Risks Related to Our Infrastructure Assets

●	The Company’s Infrastructure Assets may not be profitable or generate cash flow sufficient to service their debt or provide a return on or recovery of amounts invested in such Infrastructure Asset.

●	Some or all of the Company’s Infrastructure Assets will likely be subject to the risks inherent in owning the debt of companies that are in the business of owning and operating assets or businesses which derive a substantial amount of their value from real estate and real estate-related interests.

●	The valuations of the Company’s holdings could involve uncertainties and judgmental determinations.

●	General fluctuations in financial markets, market prices of securities or interest rates could adversely affect the value of the Company’s Infrastructure Assets.

●	The Company has a lack of operating history.

●	The success of the Company will depend on the ability of the Manager to identify and recommend suitable opportunities to acquire Infrastructure Assets, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of Infrastructure Assets.

Risks Related to Our Debt Investments

●	The nature of the debt securities and other interests in which the Company acquires could lead to the Company’s rate of return objectives not being realized.

●	The Company will have a lack of liquidity for certain of its Infrastructure Assets, including credit investments.

●	The Company could engage in the origination of debt, as well as acquire certain types of securities, each of which contains risks.

Risks Related to the Energy Industry

●	The clean energy industry can be significantly affected by various factors, which could have a negative impact on the Company.

v

Risks Related to Transactions with Affiliates and Portfolio Companies

●	The allocation of co-investment opportunities could give rise to various risks.

●	Conflicts between I Squared or its affiliates and the Company regarding syndication of Infrastructure Assets and warehousing may not be resolved in favor of the Company.

●	The calculation of amounts due to the Manager in connection with the Company and each Infrastructure Asset is complex and at times based on estimates and/or subject to periodic reconciliations, and there may be calculation errors, true-ups and/or repayments.

Risks Related to Our Structure

●	We will depend on the Manager to achieve our business objectives.

●	While we believe neither Series is nor will be an investment company under the Investment Company Act, we cannot guarantee we will always be able to maintain our intended status under the Investment Company Act.

●	We may take actions or forgo potential opportunities to ensure that we are not deemed an investment company.

●	Our Fourth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) contains provisions that reduce or eliminate duties (including fiduciary duties) of each of our Series’ board of directors (each, as applicable, the “Board”) and limit remedies available to Shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest in accordance with the LLC Agreement.

Risks Related to an Investment in Our Shares

●	There is no market for the Shares and Shareholders will bear the risks of owning Shares for an extended period of time due to limited redemptions.

●	There is no public trading market for Shares of the Company; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to redemption by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid.

●	A Shareholder’s ability to have its Shares redeemed by us is limited.

Risks Related to Taxation

●	If Series II generates unrelated business taxable income or income effectively connected with a U.S. trade or business, tax-exempt organizations and non-U.S. persons would face certain adverse U.S. tax consequences from owning Series II Shares directly.

●	The U.S. Internal Revenue Service (“IRS”) may not agree with certain assumptions and conventions that each Series uses in order to comply with applicable U.S. federal income tax laws or that each Series uses to report income, gain, loss, deduction, and credit to Shareholders.

●	Changes in tax laws and the “qualifying income” exception under the “publicly traded partnership” provisions may have an adverse effect on each Series’ qualification as a partnership for U.S. federal income tax purposes.

●	If either Series were to be treated as a corporation for U.S. federal income tax purposes as a result of the application of the publicly traded partnership rules, being required to register under the Investment Company Act or otherwise, such Series would be liable for corporate income tax and the value of our Shares might be adversely affected.

Part I.

Item 1.	Business

General Development of Business

We are a holding company that primarily seeks to manage joint ventures that will acquire, own and control Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation (the “Joint Ventures”). Our Infrastructure Assets may include existing companies, businesses, hard assets, properties and other assets, and may also include new companies, businesses and development projects. See “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets—The Company’s Infrastructure Assets may not be profitable or generate cash flow sufficient to service their debt or provide a return on or recovery of amounts invested in such Infrastructure Asset.” herein.

We were created by I Squared and expect to benefit from its industry leading infrastructure sourcing and portfolio management platform pursuant to a management agreement with the Manager (the “Management Agreement”). We have appointed the Manager to assist us with certain management, administrative and advisory services related to (i) identifying, acquiring, owning and, primarily, controlling Infrastructure Assets through Joint Ventures, (ii) providing debt financing to Infrastructure Assets, (iii) making strategic acquisitions in Infrastructure Assets and (iv) managing investments in the Liquidity Portfolio (as defined below). I Squared’s business activities, including those of the Manager, represent past activities of entities that are neither a parent nor subsidiary of the Company.

We seek to own, control, and provide capital to private companies, Infrastructure Assets and infrastructure-related assets located globally but with a focus on North America, Europe and selected growth economies, in particular, in Asia and Latin America. Our primary strategies are to make control-oriented acquisitions of Infrastructure Assets, mainly through Joint Ventures, and to pursue opportunities to provide debt financing tied to specific infrastructure projects. To a lesser extent, we will make strategic investments in Infrastructure Assets, which may include investing in investment grade and non-investment grade credits, targeting a variety of infrastructure credits including construction financing, acquisition financing, liquidity and growth capital, refinancing, recapitalization and restructuring opportunities. Over time, we seek to acquire Infrastructure Assets that generate attractive risk-adjusted returns, using proceeds raised from the continuous offering of our securities and distributions from Infrastructure Assets, and by opportunistically recycling capital generated from dispositions of Infrastructure Assets.

We have acquired and plan to acquire interests in Joint Ventures using proceeds of the Private Offering (as defined below), which may include purchasing certain interests held by I Squared (as defined below), I Squared Vehicles (as defined below), affiliates or related parties of the foregoing. See “Item 1A. Risk Factors—Risks Related to Transactions with Affiliates and Infrastructure Assets—Conflicts between I Squared or its affiliates and the Company regarding syndication of Infrastructure Assets and warehousing may not be resolved in favor of the Company.” Our ability to make these acquisitions is subject to our ability to raise capital in the Private Offering. The Company expects to rely on the Manager’s ability to access the deal sourcing, diligence and portfolio monitoring capabilities of I Squared. The Manager is responsible for making acquisition recommendations to the Company. See “—Acquisition Process Overview.” We have and expect that we will continue to form most of our Joint Ventures by pooling capital with I Squared Vehicles that target acquisitions of Infrastructure Assets that are compatible with our business strategy. The Company and the I Squared Vehicles in a Joint Venture each have a shared interest in maximizing value of the Joint Venture, and we believe that a joint acquisition and management strategy that pools the resources of the I Squared Vehicles and the Company leads to greater opportunities to gain sufficient influence or control over Infrastructure Assets to deploy our operational value creation process with the objective of primarily achieving both current income and capital appreciation for all interest holders in the Joint Venture. For a detailed description of the types of Infrastructure Assets we acquire, see “—Business Strategy” herein. With respect to most of our Joint Ventures, we expect that the Company and one other applicable I Squared Vehicle will hold interests in each Infrastructure Asset as co-general partners (or a similar co-control legal construct) of the relevant Joint Venture, but the relative economic interests in such Joint Venture will vary from acquisition to acquisition. Notwithstanding the foregoing, the Company may also hold non-controlling stakes in one or more Joint Ventures. In limited circumstances, we may also invest some portion of our capital into Infrastructure Assets indirectly through vehicles we do not control. We may also to a limited extent make investments into multi-asset vehicles controlled by an external adviser where we do not have direct input into the underlying acquisitions.

Each of our two Series has a Board whose corporate governance responsibilities are based on fiduciary duties applicable to Delaware limited liability companies, as modified by our LLC Agreement. Each Board consists of six (6) directors, three (3) of whom are independent. Each Board oversees the management of the Company and the performance of the Manager. See “Item 5. Directors and Executive Officers.” Actual or potential conflicts of interest will arise from time to time between the Company, the Manager and the I Squared Vehicles. See “Item 1A. Risk Factors—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us” and “Item 11. Description of Registrant’s Securities to be Registered—Summary of the LLC Agreement.” Our independent directors have approved protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of the applicable audit committee of each Series (as applicable the “Audit Committee”).

Our Principal Committee (or a member thereof) (as described below under “—Principal Committee”) is ultimately responsible for making significant capital allocation decisions proposed by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures. Our Principal Committee and Company management team is composed of Company officers as well as employees of I Squared who are assigned or seconded to the Company. We pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel. For Company employees, we expect they will spend substantially all of their time managing the Company and/or overseeing, managing and supporting Joint Ventures and Infrastructure Assets. To the extent Company employees spend time supporting I Squared Vehicles, those I Squared Vehicles will reimburse us for all expenses related to the services performed for such other vehicles by our employees, including compensation expenses.

There is no guarantee that we will achieve our business objectives. See “Item 1A. Risk Factors—Risks Related to the Company Generally—There is no guarantee or representation can be made that the Company will achieve its objectives,” “—The past performance of the other I Squared Vehicles and the investments that they have made provides no assurance of future returns or results of such other I Squared Vehicles or their investments”, and “Item 1A. Risk Factors—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us” of this Annual Report on Form 10-K for additional details on the risks associated with a purchase of our Shares.

We are conducting a continuous private offering of our Shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

Organizational Chart of ISQ Open Infrastructure Company LLC

Business Objective

We were formed as a Delaware series limited liability company on January 15, 2025. We have a limited operating history and were formed to own, control and provide capital to private companies, infrastructure assets and infrastructure-related assets located globally but with a focus on North America, Europe and selected growth economies, in particular, in Asia and Latin America. Our principal office is located at 600 Brickell Avenue, PH, Miami, Florida 33131 and our telephone number is (786) 693-5700.

Our business objective is to primarily achieve long-term capital appreciation as well as current income for Shareholders generally by owning and, primarily, controlling and managing Joint Ventures through which we will hold, directly or indirectly, majority and/or primarily controlling stakes in Infrastructure Assets and to a lesser extent, Joint Ventures that own influential yet non-controlling stakes in Infrastructure Assets. We may also provide financing in relation to certain infrastructure projects. The establishment of the Company reflects I Squared’s commitment to acquiring Infrastructure Assets. Notwithstanding the foregoing, we may also hold non-controlling stakes in one or more Joint Ventures.

We expect that, in the ordinary course, our control-oriented acquisitions of Infrastructure Assets and loans made to a specific infrastructure project or, to a lesser extent, our other strategic investments in Infrastructure Assets, will make up approximately 80% of our assets (with no more than 30% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the Organisation for Economic Co-operation and Development (the “OECD”)).

Additionally, we expect that up to 20% of our assets will consist of certain liquid asset classes, including, but not limited to, cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans for the Infrastructure Assets and/or (ii) funds invested in any of the foregoing managed by I Squared, its affiliates or a third-party manager) (collectively, the “Liquidity Portfolio”) in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, Shareholder participation in our share redemption program, distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Manager determines. See “Item 1A. Risk Factors—Risks Related to Our Debt Investments—The Company will have a lack of liquidity for certain of its Infrastructure Assets, including credit investments.” We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations. In addition to the target of 20% for our Liquidity Portfolio, we intend to abide by certain other guidelines on our overall portfolio construction. Any investments into blind pools or publicly traded equity securities will not be considered part of the Liquidity Portfolio and thus will not be counted against the up to 20% target we have set for the Liquidity Portfolio.

We intend to operate our business in a manner such that neither Series will be defined as an investment company, as that term is used under the Investment Company Act of 1940, as amended (the “Investment Company Act”). See “Item 1A. Risk Factors—Risks Related to Our Structure—While we believe neither Series is nor will be an investment company under the Investment Company Act, we cannot guarantee we will always be able to maintain our intended status under the Investment Company Act”.

The Manager

We are managed by the Manager, an affiliate of I Squared and an investment adviser registered under the Advisers Act. The Manager manages us pursuant to the terms of the Management Agreement and supports the Company in managing its portfolio of Infrastructure Assets. I Squared formed the Manager to augment and operate under I Squared’s infrastructure platform, leveraging I Squared’s broader resources and personnel. The Company is sponsored by I Squared and indirectly benefits from I Squared’s asset sourcing, operations, and portfolio management capabilities. Through engaging the Manager, the Company will leverage I Squared’s extensive infrastructure investing strategy to identify potential Infrastructure Assets within its key business strategies, perform due diligence and acquire Infrastructure Assets. The Manager will in turn rely on the key personnel identified as the Acquisition Team (as defined below) to provide its services to the Company.

I Squared’s acquisition team (the “Acquisition Team”) is led by Managing Partners, Sadek Wahba and Gautam Bhandari, and Senior Partners, Harsh Agrawal and Mohamed El-Gazzar. These leaders are responsible for all facets of the acquisition process and together form the voting members of the ICOMM (as defined below) and I Squared Executive Committee (as defined below). This team has overseen the deployment of over $24 billion in global infrastructure equity and credit investments across over 100 portfolio companies, bringing a wealth of knowledge and experience, having worked as a cohesive team for over 20 years and collectively amassed over 100 years of collective industry expertise.

Sadek Wahba is the Founder, Chairman and Managing Partner of I Squared. Prior to founding I Squared, he founded Morgan Stanley Infrastructure Partners, a global platform for infrastructure investments. A former economist at The World Bank, he was part of the expert committee on the World Economic Forum’s first report on global infrastructure investments. He was named Global Infrastructure Personality of the Year twice, as well as Global Infrastructure Personality of the Decade, by Private Equity International (PEI). In September 2022, Sadek was appointed by former President Biden to the U.S. National Infrastructure Advisory Council, which advises on reducing the physical and cyber risks and improving the security and resilience of critical infrastructure in the U.S.

Gautam Bhandari is the Co-Founder, Global Chief Investment Officer and Managing Partner of I Squared. Since inception, Gautam was awarded Infrastructure Personality of the Year in the 2023 PEI Infrastructure Investor Awards in recognition of his contribution to infrastructure, pioneering approach to investments and asset management in addition to assuming his new role as Global Chief Investment Officer. Prior to I Squared, Gautam spent 11 years at Morgan Stanley in New York and Asia, where he was Managing Director and Head of Asia for Morgan Stanley Infrastructure Partners, a global platform for infrastructure investments. He started his career in finance at Morgan Stanley in New York, where he worked on debt restructurings, debt and equity financings and M&A for some of the firm’s larger and more complex clients such as General Motors, Tyco and Accenture, and other multinational clients. Prior to joining Morgan Stanley, Gautam worked at Advanced Technology Materials Inc., a semiconductor chip technology company.

Harsh Agrawal is a Senior Partner at I Squared, leading its investments in Asia. Harsh brings more than 21 years of financial services and investing experience. He has led the formation of several platforms in Asia-Pacific for I Squared, including the formation and growth of Cube Highways, a $5 billion operating toll road platform and the setup of Amplus Solar, a distributed solar business, and its eventual sale to Petronas. In the energy and renewables sector, he has led investments in the city gas distribution sector including THINK-AG&P Gas, the formation of the HEXA Renewables platform across Taiwan, Korea, Indonesia, Philippines and India and the investment in Clean Energy Fuels Australia. During his career at Morgan Stanley, he was involved in strategic transactions and financings for transportation and infrastructure companies in North America, evaluating growth capital opportunities for companies in India, and financing infrastructure projects in India as part of Morgan Stanley Infrastructure (MSI).

Mohamed El Gazzar is a Senior Partner of I Squared, responsible for the infrastructure strategy in Europe. Since joining I Squared, Mohamed has led the acquisition and development of portfolio companies encompassing power and utilities, energy, transport and logistics, digital infrastructure, environmental infrastructure and social infrastructure. Some of the power and utilities investments that Mohamed has led include Energia Group in Northern Ireland and the Republic of Ireland; T-Solar, a solar PV portfolio with operations predominantly in Spain which was sold in 2020; and Conrad Energy, a UK independent power producer providing highly flexible generation; Aggreko, one of the leading global providers of mobile modular power, temperature control and energy services. In the transport and logistics space he led the 2018 acquisition of TIP Trailer Services, one of the largest pan-European trailer and truck lessor with a presence across 17 countries in Europe and Canada; Cube Cold Europe, a pan-European cold storage platform focusing on acquiring and developing small to medium sized cold storage facilities across strategic areas such as ports and logistics hubs; and Arriva, a bus and rail operator. In 2019, Mohamed was involved in the acquisition of Domidep, I Squared’s first investment in the social infrastructure space and one of the largest elderly residential care providers in France. In the digital infrastructure space, Mohamed led the acquisition of EXA, a key pure-play operator of telecom infrastructure networks, which was completed in 2021. More recently, Mohamed led the acquisition of Applus, a global leader in the TIC sector. Before joining I Squared, Mohamed spent 12 years at Morgan Stanley, most recently as an Executive Director of Morgan Stanley Infrastructure (MSI), a global platform for infrastructure investments at Morgan Stanley Investment Management.

We entered into an Expense Limitation and Reimbursement Agreement with the Manager (the “Expense Limitation Agreement”), pursuant to which the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company (and, in turn, each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five (5) years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. See “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement” for additional information.

Introduction to I Squared

I Squared is an independent vehicle manager that specializes in acquiring and managing infrastructure-related assets globally, including North America, Europe and selected growth economies, in particular, in Asia-Pacific and Latin America. I Squared seeks to deploy capital in sectors with the potential for attractive risk-adjusted returns, generally focusing on power & utilities; transportation & logistics; midstream, downstream and LNG; digital infrastructure; environmental infrastructure and social infrastructure.

I Squared seeks to deliver risk-adjusted returns through what I Squared believes to be a differentiated global investment strategy focused on the twin elements of value creation and downside mitigation,1 incorporating the use of its proprietary risk model. The strategy is executed by on-the-ground teams across the Americas, Europe and Asia-Pacific, which combine the expertise of the Acquisition Team,2 asset management and value creation team (the “Asset Management and Value Creation Team”)3, Senior Policy Advisors4 and I Squared’s Experts in Diligence, Growth & Execution (“EDGE”).5

The Company is managed by what we believe is a highly complementary team of investing, operating and policy professionals (the “Senior Investment Team”). Members of the Senior Investment Team have on average over 20 years of industry experience6 and as a team have over $55 billion assets under management (“AUM”).7 The Acquisition Team is complemented by members of the Asset Management and Value Creation Team and Senior Policy Advisors, who have on average over 31 years of industry, operating or policy experience globally,8 as well as the EDGE.

I Squared focuses on the middle market (“mid-market”) with an emphasis on developing investment platforms.9 I Squared also targets larger assets with acquisition opportunities during what it believes to be opportune moments in valuation cycles. I Squared generally seeks to control assets and transactions sourced independently under bilateral or exclusive10 agreements.

I Squared believes that I Squared’s global cross-sectoral approach results in a highly diversified portfolio that, in its view, offers greater protection against downside risk than more concentrated portfolios. I Squared considers this diversification to be a critical tenet and valuable differentiator, especially relevant during periods of unprecedented stress in the global economy.

As of September 30, 2025, I Squared has more than $55 billion in AUM and nine offices: Miami (global headquarters), London, Abu Dhabi, New Delhi, Munich, Sao Paulo, Singapore, Sydney and Taipei. I Squared was founded in 2012 and is managed by the members of the I Squared Executive Committee: Sadek Wahba, Founder, Chairman and Managing Partner; Gautam Bhandari, Co-Founder, Global Chief Investment Officer and Managing Partner; Harsh Agrawal, Senior Partner; and Mohamed El Gazzar, Senior Partner (the “I Squared Executive Committee”). The I Squared Executive Committee is responsible for leading the development of I Squared’s investment strategy to support the continued global growth of I Squared. In addition to the I Squared Executive Committee, I Squared’s Operating Committee is responsible for the management and operations of I Squared, overseeing operational enhancements to support continued growth across I Squared.

[1]	Risk mitigation is generally an iterative process and new risks may emerge after others have been mitigated.
[2]	The Acquisition Team is I Squared’s global team of investment professionals who are primarily dedicated to evaluating new acquisition opportunities and helping manage I Squared portfolio companies.
[3]	The Asset Management and Value Creation Team includes asset management professionals, Operating Directors and Operating Advisors. Please note that Operating Advisors are not employees of I Squared. See “Item 1A. Risk Factors—Risks Related to Our Advisors. Infrastructure Assets— I Squared has various operational service costs” in this Annual Report on Form 10-K for additional information relating to Operating Advisors.
[4]	I Squared’s Senior Policy Advisors include professionals who have historically played varying roles including managing thousands of employees, leading expansion programs and turnarounds, shaping global as well as regional policy issues as well as undertaking acquisitions on a global scale. Beyond this, they can provide insight into potential future capital expenditures, strategic partnerships or financing options. Please note that Senior Policy Advisors are not employees of I Squared. See “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets— I Squared has various operational service costs” in this Annual Report on Form 10-K for additional information on the Senior Policy Advisors.
[5]	The EDGE is a global network of external advisors specializing in infrastructure sectors where I Squared operates. Members of the EDGE provide support through all phases of the acquisition process including the development of platforms, and in some cases serving as non-executive directors of I Squared portfolio companies.
[6]	Senior Investment Team members include I Squared’s principals. As of October 2024.
[7]	AUM includes the aggregate fair value of all discretionary and non-discretionary assets of I Squared and all advisory affiliates (inclusive of co-investments alongside I Squared-managed funds, vehicles and accounts). Other than AUM, and unless otherwise noted herein, the performance data presented in this Annual Report on Form 10-K are not reflective of co-invested amounts.
[8]	Includes senior members of the Asset Management and Value Creation Team, and Senior Policy Advisors, Operating Directors and above. As of October 2024.
[9]	Generally, platforms are acquisitions of new companies formed by I Squared, or acquisitions of established companies where, at the time of the initial investment, I Squared believes there is opportunity for substantial follow-on equity investment.
[10]	The term “bilateral” or “exclusive”, as used throughout this Annual Report on Form 10-K, refers to internally sourced deals acquired outside of an auction.

The Company seeks to acquire infrastructure related assets, which we believe have all or most of the following characteristics:

●	Stable and well-defined regulation and policy framework;

●	High barriers to entry with low price elasticity;

●	Well defined operational structure with attractive upside;

●	Insulation from the business cycle with low income elasticity;

●	Long duration assets, typically ten years or more;

●	Stable cashflows that grow with inflation;

●	Positive long-term variables such as demographics that provide downside mitigation;

●	Moderate leverage;

●	Control or protective governance rights;

●	Attractive pricing upon entry;

●	Relatively high liquidity; and

●	Limited exposure to risks arising from climate change.

Risk Model11

I Squared has developed a systematic framework (the “Risk Model”) for measuring and evaluating risk-adjusted returns that is a key component of its investment strategy across all I Squared Vehicles, vehicles and accounts. The Risk Model allows for the comparison of infrastructure assets across different sectors and geographic regions. We believe that the Risk Model indirectly incorporates risks that are not directly measurable. The Risk Model analyzes certain key variables affecting the value of an infrastructure asset and provides a mapping of the Senior Investment Team’s assessment of these risk variables into a quantifiable risk score used to model risk-adjusted returns.

The Risk Model is an integral part of the Manager’s investment and asset management strategies. It is used to develop our risk-return analysis for each potential investment; establish the relative value comparison of investments across sectors and regions; and monitor the risk profile of the portfolio assets during the investment cycle as I Squared seeks to ensure target gross internal rate of returns (“IRR(s)”) and net IRRs are met. The Risk Model has been used since 2013 to help evaluate and manage holdings that are part of a globally diversified portfolio of Infrastructure Assets that I Squared believes are relatively stable and exhibit low correlation to each other, have shown a high margin of downside protection and produced attractive risk-adjusted returns. The Risk Model is used in the Company alongside other analytical tools by the Manager to analyze potential acquisition opportunities and manage portfolio assets as part of its acquisition process, which is ultimately guided by value judgment and informed decision-making based on the Acquisition Team’s collective experience. We believe that the Risk Model’s use in assessing low-likelihood, high-impact events and managing holdings towards risk reduction, among other aspects, make the Risk Model a key differentiator of the Company’s acquisition strategy.

Acquisition Strategy

The Company seeks to deliver a globally diversified portfolio of infrastructure assets that the Company believes will exhibit low correlation, a high margin of downside protection and attractive risk-adjusted returns.12 The Company seeks to make acquisitions of equity and debt interests in Infrastructure Assets principally in power & utilities; transportation & logistics; midstream, downstream & LNG; digital infrastructure; environmental infrastructure and social infrastructure assets in North America, Europe and selected growth economies, in particular, in Asia-Pacific and Latin America. The Company intends to acquire both mid-market and opportunistic assets, including through the creation of specialized platform companies.

The Company employs an acquisition approach centered around three primary strategies—control-oriented acquisitions, financings of specific infrastructure projects and strategic acquisitions in Infrastructure Assets. By creating multiple avenues through which to deploy capital into Infrastructure Assets, the Company believes that it can consistently execute on compelling opportunities at attractive valuations.

[11]	Risk scores represent I Squared’s internal ratings of various potential risks. No program can be expected to fully identify or ameliorate such risks, and there can be no assurance that the Company will avoid losses. Risk mitigation is generally an iterative process, and new risks may emerge after others have been mitigated.
[12]	There can be no assurance that the Manager will be able to successfully implement this plan or, if implemented, that the Company’s objectives will be achieved.

●	Control-Oriented Acquisitions. The Company plans to acquire, own, control and operate Infrastructure Assets across businesses or assets (including mid-market and opportunistic growth businesses or assets in power & utilities; transportation & logistics; midstream, downstream & LNG; digital infrastructure; environmental infrastructure and social infrastructure) and infrastructure credit (including construction financing, acquisition financing, liquidity and growth capital, refinancing, recapitalization and restructuring opportunities). The Company relies on I Squared’s platform to source and manage these Infrastructure Assets. The Company’s executive officers, with the assistance of the Manager, actively oversee operations through board seats and shareholder governance across the Company’s control-oriented Infrastructure Assets with a focus on driving operational improvement, capital structure enhancements and long-term value creation. Over time, the Company may expand its operations through additional mergers and acquisitions. The Company plans to own these Infrastructure Assets primarily through majority-owned or primarily controlled operating company subsidiaries.

●	Infrastructure Project Financings. The Company has formed a captive subsidiary that pursues financing opportunities related to specific infrastructure projects across project finance, corporate infrastructure build-outs and green loans segments. The Company leverages I Squared’s platform to participate in private direct origination opportunities. The Company holds these debt assets primarily through controlled lending company subsidiaries.

●	Strategic Acquisitions. To a lesser extent, the Company also plans to participate in other strategic acquisitions originated by I Squared’s platform. These acquisitions will include allocations to equity buyouts and corporate carve outs originated by I Squared. The Company expects these assets to carry a higher risk-return profile than the Infrastructure Assets that the Company will seek to own and control long-term. The Company’s participation structure in these acquisitions will depend on the facts and circumstances of each opportunity.

Based on the experience of the Senior Investment Team and its assessment of the acquisition opportunity globally, we believe that each of its target regions is facing fundamentally different infrastructure investment challenges and offers varied opportunities, which will influence the Company’s acquisition strategy.

At the heart of our approach is the goal to deliver attractive risk-adjusted returns through a global investment strategy based on the twin elements of value creation and downside risk mitigation. The Manager’s proprietary Risk Model, a cornerstone of the strategy outlined in the preceding section, is used to assess our risk-return analysis for each potential investment; establish the relative value comparison of holdings across sectors and regions; and monitor the risk profile of the portfolio assets during the investment cycle. We believe that blending value creation with downside protection is key to achieving attractive risk-adjusted returns, characterized by a bias towards the upside. The Risk Model is one of most critical differentiators of I Squared’s investment strategy with, in I Squared’s experience, few investors using a risk model in a similar manner to I Squared.

To actualize this strategy, I Squared takes an active asset management and value creation approach. This strategy not only focuses on enhancing operational value but also emphasizes the importance of mitigating risk through active regulatory and policy monitoring and proactive management. By doing so, I Squared strives to not only safeguard but also maximize investor returns.

In summary, I Squared’s multi-regional and multi-sectoral investment strategy is underpinned by a commitment to value creation and downside risk mitigation. Through this approach, we seek to effectively navigate the global investment landscape, unlocking opportunities for our Shareholders. We believe this investment strategy approach is differentiated from other strategies.

We also focus on investing in investment grade and non-investment grade credits with a weighted average credit profile BB/B, targeting a variety of bespoke infrastructure credits including construction financing, acquisition financing, liquidity and growth capital, refinancing, recapitalization and restructuring opportunities. The term “bespoke infrastructure credits” used herein means customized or tailored to the specific needs of a borrower or a transaction rather than standardized or off-the-shelf financing solutions. Loans with “a weighted average credit profile BB/B” refers to private credit loans that may be held by the Company that the Company expects, based on its rigorous internal rating assessment, would receive a public credit rating of “BB” or “B” from established rating agencies such as S&P Global Ratings (S&P), Moody’s Corporation, or Fitch Group if such loans were to receive a public rating. The Company would expect such hypothetical ratings to be based on I Squared’s internal rating assessment, which includes the review of an independent ratings advisor hired by I Squared. The Company also expects to acquire liquid loans that will have a theoretical weighted average credit profile that is equal to or higher than that of the private credit loans expected to be held by the Company. In the case of credit, value creation is measured by the ability to originate complex transactions, accurately underwrite and price long-term value, and creatively structure these transactions to secure flexibility and complexity premiums in a risk-adjusted manner. I Squared has expertise in structuring complex and bespoke transactions across the capital structure with a focus on downside protection and capital preservation. The proprietary Risk Model has been adjusted to incorporate adjustments for credit transactions, aiming to ensure the methodology of comparing assets on a global and sector-diverse basis remains consistent across the I Squared platform and the Company.

Diversification

The Company seeks to achieve the operational and financial flexibility to methodically manage assets during economic downturns and times of crises, and we believe that the benefits of diversification are evident during market dislocations.

Our Manager helps us approach diversification from two perspectives. First, we seek to manage concentration risk with an eye toward ensuring that the broader portfolio does not have outsized exposure to individual assets. When analyzing the risk score for assets, the Manager will analyze the overall risk score for each identified risk to account for concentration in the Company as a whole (see “—Risk Model” above for additional information on the I Squared Vehicle level risk analysis). Our practical goal is generally to ensure that individual assets do not have a disproportionate share of the Company’s holdings. We believe that the focus on concentration risk limits the impact on overall performance of adverse, idiosyncratic events that may occur at one asset.

Aside from concentration, we seek to achieve diversification by assembling portfolios that we believe have uncorrelated cash flows (and by extension, uncorrelated risks) by relying on the Risk Model to help evaluate the correlations among assets. We believe that such an approach provides deeper insights about the level of diversification, as compared to the traditional approach of relying on fixed sector allocations. We believe that examples are prevalent throughout I Squared’s acquisitions as I Squared endeavors to diversify (even within a sector or geography) by regulatory regime, contractual profile, stage of company lifecycle and other parameters that dictate expected risk and return.

Combining Value Creation and Downside Risk Mitigation

A goal of our acquisition strategy is to pursue attractive risk-adjusted returns through a dual focus on both value creation and downside risk mitigation.13

I Squared’s value creation strategy is underpinned by what it views to be a pragmatic and focused approach, consisting of several core components:

●	Global Investment Remit with Ground-Level Insight and Execution: Leveraging its presence in North America, Europe, Asia-Pacific, and Latin America, I Squared believes it is strategically positioned to identify and pursue what it deems the most promising acquisition opportunities in each region. I Squared believes that this on-the-ground approach enables it to take advantage of the most attractive acquisition opportunities globally on a relative risk-adjusted value basis;

●	Selective Investment Strategy: I Squared’s investment strategy is centered on an analysis of regions and sectors where it has identified potential competitive advantages. This focus includes power & utilities; transportation & logistics; midstream, downstream & LNG; digital infrastructure; environmental infrastructure and social infrastructure, which can help ensure assets are targeted towards areas with high growth potential;

●	Mid-Market Sector Focus: I Squared’s strategy largely concentrates on the mid-market sector. Here, I Squared develops platforms that grow smaller assets into larger, integrated portfolios. I Squared believes that this strategy not only facilitates operational synergies but also builds portfolios of a size that can influence the market; and

●	Operational Improvement and Asset Management: Core to I Squared’s approach is enhancing asset value through operational improvements and strategic asset management. This involves adopting management practices and developing customized strategies for managing assets at every stage of their lifecycle. I Squared seeks to utilize its global network including its Asset Management and Value Creation Team, Senior Policy Advisors, the EDGE and experienced board members and professionals within its portfolio companies, all of whom bring knowledge and experience in global infrastructure management.

Value Creation

A Global Approach with On-The-Ground Teams

We intend to adopt a global acquisition approach and expect to deploy approximately 70% of the Company’s capital in assets located in North America, Europe and OECD, and not more than 30% in non-OECD countries, in particular, in Asia and Latin America.

The Company generally seeks to avoid making acquisitions in economies with what it views as having weak fundamentals, uncertain regulatory environments or high political risk; or in assets with direct commodity exposure or currency exposure unless appropriately hedged. I Squared’s past partnerships with Development Finance Corporations such as International Finance Corporation (“IFC”), which is part of the World Bank, or the U.S. International Development Finance Corporation (“DFC”, formerly, OPIC), which is a U.S. government agency, and The Asia Infrastructure Investment Bank (“AIIB”), have complemented I Squared’s approach in non-OECD economies to manage political risk in a systematic manner. We believe that partnering with multilateral development institutions can potentially defray regulatory and/or political risk and enable acquisitions in attractive infrastructure and infrastructure-related sectors.

[13]	There can be no assurance that the Company will be able to implement its acquisition strategy or achieve its business objective.

We seek to stay ahead of market trends by pursuing attractive, bilateral acquisitions, select public to private opportunities, expansion or partnership opportunities, and by contrasting project attractiveness relative to all the sectors and geographies in which it acquires assets. I Squared tracks a range of sectoral interests throughout four continents and seeks to compare assets and channel its efforts where the best opportunities arise at a given point in time.

By seeking to invest up to 30% of the Company’s capital in non-OECD countries, we intend to assemble a global portfolio and provide exposure to favorable demographic trends and attractive fundamental growth projections. In addition, we believe that the underlying risks in non-OECD countries have low correlation to the underlying risks in infrastructure in North America or Europe. Furthermore, we believe that I Squared’s partnerships with multilateral institutions such as the IFC, DFC, and AIIB, provide valuable access, insights, risk mitigation solutions, and financing in many of the target jurisdictions, alongside many sovereign wealth funds from the region. With companies operating across several continents, I Squared can have dialogues across geographies, which we believe results in deeper global relationships and proprietary investment sourcing. Additionally, I Squared leverages the networks of its Senior Policy Advisors to engage governments and regulators, further enhancing the quality of the dialogue. An on-the-ground presence in over 70 countries, through the Senior Investment Team and/or portfolio companies, is particularly important when entering into Joint Ventures or other partnerships, since the counterparties may be more focused on long-term compatibility than price. We believe I Squared can leverage its on-the-ground presence in these markets in an effort to position our Company as a partner of choice.

We believe that our Manager’s in-depth, first-hand knowledge of a region, its business customs and its environment enable us to better evaluate the impact of local idiosyncrasies on the various risk factors, and to take into account how certain situations have unfolded in other regions in a way relevant to the assets being analyzed. Furthermore, we believe that the asymmetry of information between on-the-ground sellers and “off-the-ground” buyers typically results in one of two problems: an underestimation of the risks associated with an acquisition, or a bias to avoid certain geographies altogether resulting in lost opportunities. Through an active on-the-ground presence, we seek to avoid both issues.

I Squared currently operates out of nine offices, globally headquartered in Miami, with operations in London, New Delhi, Sao Paulo, Singapore, Sydney, Taipei, Abu Dhabi and Munich. This distinctive presence in some of the largest and best-connected hubs for the sectors I Squared covers enables its professionals to directly and efficiently interact with strategics, developers, financial advisors, and lenders. In addition, cross-pollination is crucial at I Squared. On a regular basis, I Squared organizes forums for I Squared’s various portfolio companies worldwide to make sure they can exchange thoughts on operational excellence and Environmental, Health and Safety (EHS) best practices, to name a few. I Squared’s local implementation further facilitates proactive asset management through local operational and policy experts.

Mid-Market Strategy and Investment Platforms

Our fundamental approach to investing in and acquiring infrastructure or infrastructure-related assets includes focusing on assets in mid-market sized transactions. The definition of the “mid-market” depends on the sector and regions but generally represents an acquisition whereby: (i) entry equity value is less than $500 million or (ii) underlying portfolio company earnings before interest, taxes, depreciation, and amortization is less than $150 million.

In addition to exhibiting risk characteristics that we find attractive, we believe the mid-market provides the following advantages:

●	Deep pool of opportunities, enabling ability to “cherry pick” to suit our strategy;

●	Inefficient price discovery (leading to better entry value); and

●	Opportunity to scale equity investment over the life of the investment to deploy on a more attractive risk-return as the business matures.

There are, however, challenges in focusing on a mid-market strategy:14

●	Time-consuming: A mid-market strategy can take longer to fully deploy, since the acquisitions are focused on smaller-sized businesses. An on-the-ground team, with a network increases the funnel of opportunities under review;

●	Operationally challenging: we believe investing in the mid-market means a greater focus on operations and value enhancement strategies. I Squared has developed a global team of experienced operators with the geographic, sectoral, engineering, and operational experience to optimize performance and create value. We believe this team provides the Company a competitive advantage compared to its peers for pursuing acquisitions in the mid-market sector;[15] and

●	Aptitude or appetite for managing growing businesses: We believe that managing a growing business is a skill and I Squared has a track record of managing growing companies across verticals. Managing growth platforms is core to what I Squared does as a firm.

Importantly, I Squared has focused on the mid-market in combination with the development of platforms. Generally, platforms acquire new companies formed by I Squared, or acquire established companies where, at the time of the initial investment, I Squared believes there is opportunity for substantial follow-on equity investment. We believe that the use of the platforms is a relatively novel approach in infrastructure acquisitions. The approach requires a long-term, patient approach and active operational and management involvement compared to a more seemingly passive approach associated with large core infrastructure assets, or strategies that focus on market momentum. We believe that, if properly executed, the platforms can have comparative advantages. In particular, combined with a mid-market focus, the platforms allow companies to reach scale at attractive entry valuations. By focusing on building well-run companies through aggregation and bolt-on acquisitions, we aim to achieve significant growth further enhancing the value of the assets. Furthermore, developing a platform allows one to take advantage of market disruptions while facing limited competition, as the investment sourcing across prior I Squared Vehicles has demonstrated.

We believe that the platform strategy allows us to control capital deployment more effectively, adjusting the Company’s exposure as needed, reducing concentration risk across portfolio, and allowing the Company to take advantage of movements in the market. In addition, the platform approach provides further downside protection through phased capital deployment. Finally, by leveraging this approach, we can take advantage of M&A synergies from roll-up platforms, ultimately creating a “platform premium”. We believe that acquiring platforms requires a well-defined strategy, the ability to develop bilateral deals, a sufficient critical mass of mid-market opportunities, a strong implementation plan with cost management, and technical and operational support.

The Platform Approach16

The platform approach enables us to rely on teams of hand-picked industry professionals within the platform, with solid track records, experience and connections, to source bilateral deals, generate proprietary acquisition angles when approaching bid situations, focus on operational optimization, develop commercial strategies, and provide crucial feedback on local and sectoral business trends. We believe that by working hand-in-hand with this team, these platforms have the ability to gather and manage large portfolios of assets.

Operational Value Creation

The acquisition strategy relies on identifying infrastructure opportunities where we see the potential for clear, actionable operational value add that enhances the acquisitions, reduces risk and generates superior risk-adjusted returns. In addition to a global strategy, a focus on the mid-market, development of acquisition platforms and operational improvements have resulted in a decrease in estimated I Squared risk scores over time.

[14]	The Company’s acquisition strategy is subject to significant risks and there is no guarantee that I Squared will identify suitable investment opportunities or successfully execute the Company’s acquisition strategy. Nor is there any guarantee that the Company will achieve its business objective or avoid losses. The actual holdings of the Company may differ materially in terms of diversification, concentration and asset class, among other factors, from the themes and examples provided in this Annual Report on Form 10-K and will be made under market conditions that cannot be anticipated with any certainty.
[15]	There can be no assurance that such professionals will continue to be (or that new professionals will be) associated with I Squared throughout the life of any fund. The level of involvement and role of certain professionals with respect to each portfolio company of I Squared Vehicles may vary, and in some cases, they may have no involvement or role at all. Additionally, there can be no assurance that professionals who worked on I Squared Vehicles will be associated with the Company. See “Item 1A. Risk Factors—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us—Investment Advisory Professional” in this Annual Report on Form 10-K for additional information on the Company’s professionals.
[16]	There can be no assurances that I Squared’s future platform approach, as well as the operating and monitoring processes associated therewith, will be attained in the proposed timing and manner set forth herein.

I Squared is focused on continual asset management throughout the lifecycle of an acquisition. I Squared’s operational value creation process follows a three-phase cycle as illustrated below.

Pre-acquisition

The Company relies on the Manager’s due diligence process in identifying and considering potential acquisitions. During the due diligence phase, the Manager evaluates historical performance in the context of existing commercial and market arrangements as well as performance benchmarks for similar assets. Typical Key Performance Indicators (“KPIs”) are evaluated to provide specific benchmarks for post-acquisition period.

We believe that a small number of KPIs can provide valuable information. Improvement in one area usually leads to improvement in other areas. The Manager conducts a gap analysis to identify and quantify levels of performance that can be expected post-acquisition. Gap analysis is always conducted in the context of risk, with risk measures considered in terms of their probability and criticality. The Manager seeks to focus on smart cost control by targeting areas that improve margin first by focusing on ways to improve revenue with low risk.

The Manager creates an asset management plan during the acquisition process which sets out anticipated initiatives to be taken on post-acquisition. The plan also indicates the priorities and timing of the various initiatives with a view to de-risk and optimize the asset in an orderly manner.

Post-acquisition

Post-acquisition, the Manager seeks to execute the asset management and value creation plan and monitor its progress throughout the lifecycle of the Company’s acquisition and integrates the post-acquisition plan with our Manager’s Risk Model to conduct its assessment of every investment. Depending on the sector, location, and operating status of an asset, different asset optimization opportunities are available.

I Squared typically implements all value creation initiatives using a combination of direct involvement designed by Dedicated Asset Teams (“DATs”) using several levers and direct inputs at various levels including the portfolio company board, sub-committees reporting to the board, secondment of experts, use of internal experts and contracts with third-party consulting groups. Moreover, I Squared typically develops its active asset management strategy through a combination of (i) regional knowledge and experience with an infrastructure team, which is locally based, on-the-ground and dedicated to a region with responsibility and accountability for the day-to-day interaction with the company and conduct of the strategy designed by the DAT; (ii) a global team of sector experts with experience in the infrastructure sub-sectors where I Squared operates; and (iii) a global team of product experts with specific knowledge to number of practices and products such as tax, legal, debt capital market, finance, Sustainability (as defined below), IT and insurance.

In addition, the DAT will focus on further actions aimed at creating additional value for portfolio companies, which were not necessarily part of the original investment thesis.

Sustainability

We are committed to integrating sustainability considerations (“Sustainability”) into the acquisition strategy, as we believe there is a strong correlation between positive Sustainability characteristics and more attractive financial performance and investment outcomes. In our view, this is especially evident as the global drive for food, water, and energy security accelerates demand for resources, and adds pressure on governments and individuals to find more resilient solutions while embracing fair labor standards. Since its founding, I Squared has maintained a code of responsible investing underpinned by a Sustainability approach focused on value creation and material risk mitigation. I Squared is a signatory of the Principles of Responsible Investment which supports I Squared’s commitment to responsible investment. We are committed to creating responsible acquisition programs to guide actions throughout the life cycle of the Company’s holdings, and this forms part of the acquisition process, pre-closing and post-closing.

Climate Risk

As I Squared continues to meet its primary fiduciary responsibility, it seeks to analyze issues arising in connection with the growing risks presented by global climate change. I Squared recognizes climate change creates risks and opportunities for infrastructure acquisitions. Our Manager therefore seeks to manage risks and identify opportunities presented by climate change in relation to assets. Consistent with I Squared’s primary fiduciary duty to generate attractive risk-adjusted returns, I Squared is committed to supporting assets in the process of adopting business plans to address the risks and to capture the opportunities presented by climate change.

The I Squared Climate-Risk Investment & Management Policy (the “Climate Policy”), outlines I Squared’s approach to assessing, managing, and monitoring climate risks and opportunities and includes I Squared’s climate change and greenhouse gas emission reduction targets. We aim to incorporate the approaches laid out in the Climate Policy as feasible, including interim and long-term targets, as outlined and delineated, for the Company and in line with I Squared’s overall acquisition strategy and to the extent consistent with the primary fiduciary obligation of generating attractive risk-adjusted returns. We believe setting and communicating these targets will allow us to better manage risks by setting expectations for management teams and companies within the portfolio operating in jurisdictions globally that are increasingly mandating carbon emissions measurements and management plans or are exposed to the economic and financial consequences of climate risk.

Downside Mitigation

Our downside mitigation strategy seeks to leverage the Risk Model to evaluate asset fundamentals (a “bottom up” approach) rather than determining risk based on an overly simplistic OECD vs. non-OECD methodology or based on whether an asset is ‘core’, ‘core plus’, or ‘value-add’ within the infrastructure landscape. We believe that during the global financial crisis, the COVID-19 pandemic, or the Ukraine crisis, certain ‘core’ infrastructure assets demonstrated volatility and asymmetric downside exposure to regulatory or policy risk whereas certain ‘non-core’ assets have exhibited resilient business models. With this in mind, the Company only seeks to acquire assets which we believe exhibit all or most of the characteristics outlined below.

The Manager generally seeks acquisitions for the Company that it believes exhibit some or all the following:

●	Transparent regulation: Jurisdictions with a long history of transparent regulation, with appropriate regulatory rates that reflect business risk and without fiscal pressures that could compromise the regulator’s independence;

●	Competitively advantaged businesses: Assets that benefit from dominant market positions with demonstrated low price elasticity, high barriers to entry (whether through mature regulatory regimes, contractual protections or locational advantages) and long-term customer relationships;

●	Business cycle insulation: Assets that have demonstrated protection from short-term volatility in growth, commodity and financing variables;

●	Asset-based operations: Asset-intensive businesses with high-quality operations and potential for operational optimization and outperformance; and

●	Growth potential: Assets with long-term capital gain potential driven by positive underlying fundamentals.

Modest Leverage, Attractive Yield and Inflation Protection

Leverage is an integral part of the Risk Model evaluation as discussed in the previous section. We believe that prudent use of leverage provides a key element in downside protection.

The Company seeks to acquire assets that generate near-term cash yield expected to develop in line with inflation to secure an adequate return of capital during the holding period. While businesses with pricing power should typically generate reasonable yields, this is not always the case. For example, capital may be diverted to growth opportunities or the business may be in an early stage of its operations.

The Company seeks to acquire assets with cash flows linked to inflation, either explicitly through contracts and regulation or implicitly through competitive advantages. In the Senior Investment Team’s experience, inflation linkages in regulated businesses—whether OECD or growth economies—have a propensity to break down just when they are most needed. Therefore, a critical component of the acquisition strategy is to “look-through” the regulation to the bottom-line asset fundamentals and associated pricing power. Where industries do not have a history of linkage to inflation, such as U.S. energy midstream businesses, we will seek to incorporate inflation into agreements with sellers and off-takers. Similarly, in growth economies, we will try to avoid sectors where inflation linkages are non-existent and attempt to prioritize sectors where linkages are believed to be strong and where concession agreements have inflation-linked tariff mechanisms.

Board of Directors

Each Board’s corporate governance responsibilities are based on fiduciary duties applicable to managers of Delaware limited liability companies, as modified by our LLC Agreement. Each Board consists of six directors, half of whom are independent. Each Board oversees the management of the respective series and the performance of the Manager. See “Item 5. Directors and Executive Officers.” Actual or potential conflicts of interest will arise from time to time between the Company, the Manager and other I Squared Vehicles. See “Item 1A. Risk Factors—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.” Our independent directors have approved protocols for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts on behalf of each Audit Committee. See “Item 11. Description of Registrant’s Securities to be Registered—Summary of the LLC Agreement.”

Acquisition Process

The Company has engaged the Manager to access the deal sourcing, diligence and portfolio monitoring capabilities of I Squared. The Manager is responsible for making acquisition recommendations to us. I Squared’s team of professionals is accountable to the Company’s officers and directors through the life of our control and management of an Infrastructure Asset, including monitoring, building value and ongoing management. To improve the possibility of success and seek to ensure efficient utilization of I Squared’s resources, I Squared pursues an acquisition and asset management process consisting of four distinct stages of review:

●	Opportunity Origination: On-the-ground presence to originate acquisition opportunities in target markets combined with a dedicated operational team composed of Asset Management and Value Creation Team members, Senior Policy Advisors and the EDGE working in an integrated manner.

●	Review, Evaluation & Approval Process (REAP): Robust process based on I Squared’s risk-adjusted approach that utilizes its proprietary Risk Model as a means of comparison for its acquisitions across regions and sectors.

●	Asset Management & Value Creation: An active asset management strategy that draws from the twin elements of I Squared’s investment strategy of seeking (i) operational value creation and (ii) downside mitigation through regulatory and policy risk management[17].

●	Exit: Monetization strategies identified at the time of the acquisition or opportunistically generated during the management of the asset are continuously monitored through I Squared’s global network.

Opportunity Origination

Our Manager seeks to originate proprietary acquisition opportunities by leveraging I Squared’s on-the-ground teams comprising the Acquisition Team, Asset Management and Value Creation Team, Senior Policy Advisors and the EDGE. In addition, I Squared maintains relationships with key partners including individual partners, financial institutions, and sectoral and regional specialists in each of I Squared’s target markets, which can result in a “first call” on potential acquisition opportunities.

We follow a systematic approach to investment or opportunity origination, which seeks to incorporate the following:18

●	Active calling: On-the-ground teams maintain a map of potential targets in the sectors of interest that form part of I Squared’s active calling program. In each region and across sectors I Squared seeks to build local relationships through a proactive dialogue;

●	Relationship and knowledge sharing: During regular calls attended by I Squared’s global team, market trends and deal pipelines in one region across the sectors of interest are shared with others to methodically construct a global information system;

[17]	There can be no assurance that any measures to manage and mitigate risk or that any other downside protection will be effective or that the Company will not lose value.
[18]	For illustrative purposes only, subject to change. While I Squared seeks to integrate certain components into its acquisition process and firm operations, there is no guarantee that our strategy will be successfully implemented or, if successfully implemented, that such strategy will achieve the desired results. The description of acquisition processes herein is provided to illustrate our intended approach to investing and firm operations; however, there is no guarantee that such processes will be followed in every circumstance or at all. In practice, due diligence is tailored as appropriate for each investment. No risk management program is failsafe and can reduce or mitigate all risks, and an attempt to mitigate certain risks may exacerbate others.

●	Senior advisor network: I Squared leverages its Senior Policy Advisors’ connections in the market to develop dialogue with companies and, importantly, with regulators and senior policy makers, which I Squared believes further enhances its on-the-ground analysis;

●	EDGE: Members of the EDGE team support acquisition opportunities as well as offer advice as specialists on the development of platforms and help on I Squared’s portfolio companies, including serving as non-executive directors;

●	Common deal depository: I Squared maintains a common, global deal repository in which all active and rejected acquisition opportunities are logged and updated with developments in real time including I Squared risk scoring for every asset; and

●	Global review committees: Acquisition opportunities are reviewed, even at an early stage, by a team which is comprised of members from other regions as part of the Review, Evaluation & Approval Process (“REAP”).

Companies within I Squared’s targeted universe may operate on more than one continent, use different technologies, or access capital internationally. As such, I Squared seeks to pursue a parallel dialogue in different regions—North America, Europe, Asia-Pacific and Latin America—especially with international companies to foster a deeper global relationship. An important aspect of I Squared’s investment origination approach is to ensure that, early in the acquisition process, the respective I Squared teams have a common framework with which to assess acquisition opportunities so as to dismiss those that do not meet the Company’s acquisition mandate and, importantly, minimize the risk of dismissing those that do. Therefore, all on-the-ground teams are required to undertake a preliminary assessment of each prospective opportunity using the process described under “—Risk Model” above to analyze potential acquisition opportunities.

Principal Committee

Our Principal Committee reviews acquisition recommendations made by the Manager to the Company, approves each Joint Venture formed by the Company, the acquisition of related Infrastructure Assets and the debt financing to specific infrastructure projects, manages the Company’s ownership and control of Infrastructure Assets and monitors existing Joint Ventures and the related Infrastructure Assets. Our Principal Committee is ultimately responsible for making significant capital allocation decisions proposed by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures.

Our Principal Committee meets on an as-needed basis. Its members consist of Walid Chammah and Brian Collett.

Investment Review, Evaluation, and Approval Process

●	A multi-stage review process intended to allow I Squared team members to submit their analyses, test investment assumptions, mitigate risk factors,[19] all with the intention of resulting in better decision making;

●	Integration of all facets of I Squared’s investment approach including the inputs of members of the Acquisition Team, Asset Management and Value Creation Team, Senior Policy Advisors, the EDGE and other advisors (e.g., legal, tax), aiming for an efficient, rigorous, and transparent manner; and

●	A global approach to evaluating acquisition opportunities without strong regional or sectoral biases and a focus on maximizing risk-adjusted returns and establishing relative value across acquisition opportunities.

[19]	Risk mitigation is generally an iterative process, and new risks may emerge after others have been mitigated.

We believe that a distinguishing feature of REAP is a focus on relative value analysis through leveraging the knowledge and experience of cross-regional teams and consistent use of the Risk Model. Additionally, at each stage of REAP, I Squared engages its Asset Management and Value Creation Team to analyze and price operational initiatives that are identified in accordance with I Squared’s operational value creation strategies and its Senior Policy Advisors and the EDGE to measure and properly assess identified regulatory risks in accordance with I Squared’s regulatory and policy risk mitigation strategy.20

The Investment Committee (“ICOMM”) typically reviews and approves prospective investment decisions with follow-on acquisitions being subject to the ICOMM Charter. The ICOMM is composed of four voting members (“Voting Members”), which are the Managing Partners and Senior Partners of I Squared. All approved investment decisions are passed via majority vote and, importantly, require the receipt and confirmation of approval of both Managing Partners. Other select ex-officio non-voting members participate in ICOMM meetings, including the Chief Financial Officer, Chief Compliance Officer, General Counsel and other senior executives at I Squared. Other ex-officio non-voting members may include the Partner and/or Managing Director of the Acquisition Team directly involved in the transaction, members of the Review Committee (“REVCOMM”) for that transaction and the Corporate Secretary. Acquisitions are not approved by ICOMM unless the REVCOMM has opined positively on the proposed investment in a written REVCOMM memo. In addition to the ICOMM, the Partners Committee, (“PARCOMM”) shall be empowered to render final investment decisions. The PARCOMM is solely composed of the Managing Partners and the Senior Partners. Investment decisions rendered by a quorate PARCOMM (which requires that two Voting Members be present) will be confirmed by a simple majority of the Managing Partners. For certain smaller transactions, only the approval of the PARCOMM or a Managing Partner will be required. The PARCOMM typically reviews and provides feedback to the Acquisition Team on acquisition opportunities throughout the various stages of the deal underwriting process in preparation for final consideration by the ICOMM.

Furthermore, as described above, we believe I Squared follows a rigorous approach towards establishing pre-exit valuations for its portfolio companies. I Squared reviews monthly valuations for its portfolio companies. The VALCOMM provides oversight to ensure that the valuation policies and procedures are applied across I Squared’s portfolios. The VALCOMM reviews the valuation memos prepared by the relevant Acquisition Team and the Finance Team and assesses the reasonableness of the valuations. The VALCOMM then votes to accept the valuation memos or asks the Acquisition Team to reassess the valuation or provide supplemental information and/or analyses. This approach towards valuation for I Squared portfolio companies is highlighted by the valuation level achieved by realized investments compared to the pre-exit valuation approved by the VALCOMM.

[20]	No risk management program is failsafe and can reduce or mitigate all risks, and an attempt to mitigate certain risks may exacerbate others. Risk mitigation is generally an iterative process, and new risks may emerge after others have been mitigated.

Lifecycle Asset Management

I Squared’s life-cycle asset management approach is based on the twin elements of value creation and downside risk mitigation.21 I Squared seeks to leverage its global asset management resources to de-risk22 assets and optimize asset performance. Specifically, I Squared’s asset management resources include members of its Asset Management and Value Creation Team, the EDGE and, whenever applicable, Senior Policy Advisors. I Squared’s Senior Policy Advisors provide policy and regulatory insights and leverage their global network to assist the Company its efforts to reduce policy and regulatory risks to its holdings. The Senior Policy Advisors also bring global industry experience and methods on ways to improve and optimize asset performance and mitigate sector-associated risks.

Asset Management Process

Each portfolio company is subject to oversight coordinated through I Squared’s assigned DATs which are formed to lead and oversee the asset from deal signing to investment exit. A DAT is led by a minimum of one senior “Acquisition Lead” (i.e., a Partner, Managing Director or Principal) or one senior “Operating Lead” (i.e., a Partner, Managing Director or Operating Director). The DATs are composed by additional investment and operating members and could also include I Squared appointed board members and advisors which support the company. The DAT can at its discretion invite management team members to prepare materials and contribute to DAT meetings, but typically a DAT meeting is exclusively I Squared personnel. DAT members often work on multiple DATs, which I Squared hopes will expose members to best practices across multiple portfolio companies and allow portfolio companies to benefit from such learnings. To facilitate an even larger level of collaboration, I Squared organizes an annual Global Asset Management Meeting, where top senior executives of all I Squared portfolio companies meet to discuss a variety of critical topics and learn from one another.

Market Opportunity

The global infrastructure landscape is undergoing significant transformation, driven by evolving societal, economic, and environmental needs. Global Infrastructure Hub (GI Hub), a collaboration platform with a mandate to accelerate knowledge sharing and spur partnerships to implement the Group of 20 (G20)’s infrastructure agenda, estimates a global infrastructure investment gap of $15 trillion by 2040, highlighting the substantial demand for capital in this sector23. We believe that key drivers of this demand include digitization, decarbonization, deglobalization and demographic shifts, each presenting unique acquisition opportunities.

Digitization

The rapid expansion of data usage and technological advancements necessitates robust infrastructure to store, process, and transmit information efficiently. According to industry estimates, the global data center market is projected to grow at a compound annual growth rate (CAGR) of 10.0+% from 2023 to 203024. We believe that this growth is fueled by the proliferation of cloud computing, artificial intelligence, and the deployment of 5G networks, all of which require extensive digital infrastructure. We believe digitization presents acquisition opportunities in data centers, cellular sites, and fiber networks.

Decarbonization

Global commitments to net-zero emissions are accelerating acquisitions in renewable energy and clean technologies. The International Energy Agency (IEA) reports that global renewable capacity is expected to grow by 2.7 times by 2030, surpassing current government goals25. Additionally, electric vehicle (EV) sales accounted for nearly one in five cars sold in 2023, highlighting the need for expanded EV infrastructure26. We believe decarbonization presents acquisition opportunities in renewable energy projects, EV charging networks, and advanced battery storage systems.

Deglobalization

Shifts toward regional supply chains, energy independence, and reshoring of manufacturing are reshaping global trade patterns. These trends are driving the need for substantial infrastructure investment, particularly in the development of transportation networks and logistics hubs to enhance regional connectivity. We believe that deglobalization presents acquisition opportunities in transportation networks, logistics hubs, and intermodal facilities.

[21]	Risk mitigation is generally an iterative process and new risks may emerge after others have been mitigated.
[22]	References herein to “de-risk” or “de-risking” do not imply all risks have been removed with respect to a particular asset or investment.
[23]	World Economic Forum, “The world is facing a $15 trillion infrastructure gap by 2040. Here’s how to bridge it” (April 2019).
[24]	Grand View Research, Share and Growth Report (2024).
[25]	IEA, “Renewables 2024” (October 2024).
[26]	Ibid.

Demographic Shift

Urbanization and population growth are driving increased infrastructure demands worldwide. The United Nations projects that 68% of the world population will reside in urban areas by 2050, necessitating significant investments in urban infrastructure27. Furthermore, the aging global population is escalating the need for senior housing and healthcare facilities. We believe demographic shifts present acquisition opportunities in water and sanitation systems, senior housing, and educational facilities.

Conclusion

The convergence of these megatrends underscores the critical need for targeted infrastructure investments across key sectors. With a strategic focus on high-growth opportunities, we believe that it is well-positioned to capitalize on these transformative global shifts, delivering long-term value for the Shareholders.

 Management Agreement

The description below of the Management Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Management Agreement which is filed as an exhibit to this Annual Report on Form 10-K.

The Manager provides management services to the Company pursuant to the Management Agreement. Under the terms of the Management Agreement, the Manager is responsible for the following:

●	originating and recommending opportunities to form Joint Ventures to acquire Infrastructure Assets and to pursue opportunities to provide debt financing tied to specific infrastructure projects, consistent with the business objectives and strategy of the Company;

●	monitoring and evaluating the Infrastructure Assets;

●	making fair value determinations for Infrastructure Assets that do not have readily available market prices;

●	analyzing and investigating potential dispositions of Infrastructure Assets, including identification of potential acquirers and evaluations of offers made by such potential acquirers;

●	structuring of Joint Ventures and acquisitions of Infrastructure Assets;

●	identifying bank and institutional sources of financing for each Series, arrangement of appropriate introductions and marketing of financial proposals;

●	supervising the preparation and review of all documents required in connection with the acquisition, disposition or financing of each Infrastructure Asset;

●	administrative services for which the Company (or applicable Series) will reimburse I Squared;

●	monitoring the performance of Infrastructure Assets and, where appropriate, providing advice regarding the management of Joint Ventures and Infrastructure Assets;

●	arranging and coordinating the services of other professionals and consultants, including I Squared personnel;

●	managing investments in the Liquidity Portfolio;

●	making recommendations to each Board with respect to the Company’s share redemptions; and

●	providing the Company with such other services as each Board or the Principal Committee (or member thereof) may, from time to time, appoint the Manager to be responsible for and perform, consistent with the terms of the Management Agreement.

[27]	United Nations Department of Economic and Social Affairs, “68% of the world population projected to live in urban areas by 2050, says UN” (May 2018).

The Manager’s services under the Management Agreement are not exclusive, and the Manager is free to furnish similar services to other entities, and it intends to do so, so long as its ability to provide services to the Company is not impaired. For the avoidance of doubt, the management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with the LLC Agreement.

The term of the Management Agreement will continue indefinitely unless terminated as described below. The Management Agreement may be terminated upon the affirmative vote of all the Company’s independent directors, based upon unsatisfactory performance by the Manager that is materially detrimental to us and our subsidiaries taken as a whole. The Company will need to provide the Manager ninety (90) days’ written notice of any termination. Upon termination, the Manager will be paid a termination fee (the “Termination Fee”) equal to three (3) times the sum of (i) the average annual Management Fee (as defined below) earned by the Manager and (ii) the average annual Performance Participation Allocation (as defined below) received by I Squared or its affiliate(s), as applicable, during the twenty-four (24)-month period immediately preceding the most recently completed calendar quarter prior to the date of termination of the Management Agreement. The Company may terminate the Management Agreement for cause upon thirty (30) days’ written notice and in such case, the Company would not be required to pay a Termination Fee.

The Manager may terminate the Management Agreement if either Series becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a Termination Fee. The Manager may also terminate the Management Agreement by providing the Company with 180 days’ written notice, in which case the Company would not be required to pay a Termination Fee. In addition, if the Company defaults in the performance or observance of any material term, condition or covenant contained in the Management Agreement and the default continues for a period of thirty (30) days after written notice to the Company requesting that the default be remedied within that period, the Manager may terminate the Management Agreement upon sixty (60) days’ written notice, and the Company would be required to pay a Termination Fee. The Management Fee and any Termination Fee will be paid by Series II and indirectly borne by Series I through its indirect investment in Series II.

In addition, if the Management Agreement is terminated, the Company expects that the Management Agreement will obligate the Company to forfeit the Company’s controlling interest in any Joint Venture, which would likely require both Series to register as an investment company under the Investment Company Act and adversely affect an investment in the Shares. The Management Agreement will require Series II to redeem any Class E Shares if the Management Agreement is terminated, which could require the Company to liquidate Infrastructure Assets at unfavorable times or prices, which may adversely affect an investment in the Shares.

Additionally, pursuant to an Expense Limitation Agreement, the Manager agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series) through and including June 30, 2026, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses do not exceed 0.75% of the Company’s net assets as of the end of each calendar month.

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive the management fee (the “Management Fee”), which shall be reduced by the Offsetable Fees (as defined below), as applicable, from the Company. We expect the Management Fee to be paid by Series II.

The Management Fee is payable monthly in arrears in an amount equal to (i) 0.75% per annum for Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares and Class F-JTE Shares (together with Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares and Class F-ITE Shares, the “Founder Shares”), and (ii) 1.25% per annum for Class S Shares, Class D Shares, Class I Shares, Class J Shares, Class STE Shares, Class DTE Shares, Class ITE Shares and Class JTE Shares of the month-end net asset value (“NAV”) attributable to the Shares, before giving effect to any accruals for the Management Fee, ongoing shareholder servicing fees of 0.85% of NAV per annum for Class F-S Shares, Class S Shares, Class F-STE Shares and Class STE Shares, shareholder servicing fees of 0.50% of NAV per annum of Class F-J Shares, Class F-JTE Shares, Class J Shares and Class JTE Shares and shareholder servicing fees of 0.25% for Class F-D Shares, Class D Shares, Class F-DTE Shares and Class DTE Shares (the “Servicing Fee”), the Performance Participation Allocation, share redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which we indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Assets (each, an “Intermediate Entity” and together “Intermediate Entities”), as determined in the good faith judgment of the Manager. Such Management Fee is calculated on a monthly basis based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. With respect to the Founder Shares, the Management Fee is payable monthly in arrears in an amount equal to 0.75% per annum for the Founder Shares (the “Management Fee Rate”) and will increase to 1.25% per annum after the first 36 months in which the Founder Shares are offered measured from the date of commencement of the Initial Offering Period (as defined below). The Manager, in its sole discretion, may agree to waive all or a portion of the Management Fee, or to agree to a reduced/rebated Management Fee Rate, with respect to any particular Shareholder or financial intermediary. The Class E Shares and Class ETE Shares will not bear a Management Fee. To avoid duplication, Series I Shares will bear their proportional share of the Management Fee indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Management Fee.

In addition to the fees paid to the Manager, we pay all other costs and expenses of our operations, including compensation of our employees and non-investment professional employees of the Manager or I Squared, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic redemptions, expenses of preparing, printing and distributing offering documents, Shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Expenses—Operating Expenses” below. The Management Fee will be offset by certain fees and expenses.

Performance Participation Allocation

The performance participation allocation payable to I Squared (the “Performance Participation Allocation”) is equal to 12.5% of the Total Return (as defined below) attributable to Investor Shares subject to a 5.0% annual Hurdle Amount (as defined below) and a High Water Mark (as defined below) with a 100% Catch-Up (each term defined herein). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods). Such Performance Participation Allocation is calculated based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. The Class E Shares and Class ETE Shares will not bear any Performance Participation Allocation, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares. To avoid duplication, Series I Shares will bear their proportional share of the Performance Participation Allocation indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Performance Participation Allocation.

I Squared may elect to receive the Performance Participation Allocation in cash, Class E Shares and/or shares, interests or other forms of beneficial ownership in any Intermediate Entities. If the Performance Participation Allocation is paid in Class E Shares, such shares may be redeemed at I Squared’s or its affiliate’s request and are subject to the redemption limitations of our quarterly share redemption program. I Squared intends to only request redemption of the Initial Capital Commitment (as defined below) following the earlier of (i) two years from the date the Company acquires its first Seed Asset(s) or (ii) such time the Company’s NAV exceeds $750 million; provided that such redemption requests may be accepted only after all redemption requests from unaffiliated shareholders have been fulfilled. See “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Administrator

SS&C GIDS, Inc., located at P.O. Box 219434, Kansas City, Missouri 64121-9302, serves as the administrator (the “Administrator”) and accounting agent. Pursuant to the administration agreement, the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator is entitled to receive a monthly fee based on the monthly value of the Company’s net assets, subject to a minimum annual fee, plus out-of-pocket expenses.

Allocation of Acquisition Opportunities with other I Squared Vehicles and Conflicting Fiduciary Duties to Other I Squared Vehicles

I Squared generally has no obligation to offer acquisition opportunities to the Company. Certain I Squared Vehicles and I Squared proprietary entities, including any initial assets (the “Seed Assets”), may invest in Infrastructure Assets which the Company seeks to acquire. Subject to the LLC Agreement, I Squared has sole discretion to determine the manner in which opportunities are allocated between the Company, I Squared and other I Squared Vehicles. Allocation of identified opportunities among the Company, I Squared and other I Squared Vehicles presents inherent conflicts of interest where demand exceeds available supply. As a result, the Company’s share of opportunities will be materially affected by competition from I Squared Vehicles and from I Squared proprietary entities. Shareholders should note that the conflicts inherent in making such allocation decisions will not always be to the advantage of the Company.

The Company has and may continue to acquire assets alongside certain other I Squared Vehicles. The Company may also participate in opportunistic deals in which other I Squared Vehicles do not participate. As a general matter, such allocation decisions are made in accordance with applicable governing documents and in a manner that is consistent with an allocation methodology reasonably designed by I Squared to help ensure allocations of opportunities among the Company and other I Squared Vehicles are made over time on a fair and equitable basis.

Any opportunity in which the Company is unable to participate (including, for example, in situations where such participation would violate one of the Company’s investment limitations) is permitted, in the Manager’s discretion, to be offered to any other I Squared Vehicle or other person and the Manager is permitted to offer an acquisition opportunity to other I Squared Vehicles to the extent that the capital deployment required in an Infrastructure Asset, in the Manager’s good faith judgment, would unreasonably limit the Company’s diversification. The Manager is permitted to offer a portion of an acquisition opportunity to one or more members of a consortium, which may include Shareholders acting in their capacities as direct investors and the Manager shall not be required to offer the Company an acquisition opportunity to participate in any follow-on investment in excess of the Company’s participation in the original acquisition (pro rata with other I Squared Vehicles and co-investors). The Manager expects to be presented with acquisition opportunities that fall within the acquisition objectives of the Company and other I Squared Vehicles (including opportunities for the Company to acquire alongside, acquire interests from or sell interests to its predecessor or successor companies with respect to “platform” Infrastructure Assets), which will be allocated as described below.

To the extent that any potential acquisition opportunities fall within the business objectives of the Company and the investment objectives of any other I Squared Vehicle, then, subject to any then-existing contractual arrangements to the contrary, such opportunities will be allocated to either or both of the Company and any such other I Squared Vehicle(s) on a basis that the Manager and the Manager(s) or manager(s) of the other I Squared Vehicle(s) determine in good faith to be appropriate, taking into consideration such factors as may be deemed relevant including, but not limited to: (a) the sourcing of the transaction; (b) the size and nature of the acquisition; (c) the risk-return or target return profile or projected hold period of the proposed acquisition relative to the Company’s and the other I Squared Vehicle(s)’ current risk profiles (it being understood that there can be no assurance that the actual returns from such acquisitions will be in line with such targets, that acquisitions will be held for the projected hold period or that such characteristics will ultimately match the Manager’s expectations at the time such acquisitions are made); (d) the relative amounts of capital available for acquisition; (e) principles of diversification; (f) the location of the assets; (g) the Company’s and/or the other I Squared Vehicle(s)’ focus, investment guidelines, restrictions, terms and objectives, including whether such objectives are considered solely in light of the specific acquisition under consideration or in the context of the respective portfolios’ overall holdings; (h) the need to re-size risk in the Company’s or the other I Squared Vehicle(s)’ portfolios (including the potential for the proposed acquisition to create an industry, sector or issuer imbalance in the Company’s and other I Squared Vehicle(s)’ portfolios, as applicable) and taking into account any existing non-pro rata positions in the portfolio of the Company and other I Squared Vehicle(s); (i) liquidity considerations of the Company and the other I Squared Vehicle(s), including during a ramp-up or wind-down of one or more of the Company or such other I Squared Vehicle(s), proximity to the end of the Company’s or other I Squared Vehicle(s) specified term or acquisition period, any redemption/withdrawal requests, anticipated future contributions and available cash; (j) tax consequences; (k) regulatory or contractual restrictions or consequences; (l) avoiding a de minimis allocation; (m) availability and degree of leverage and any requirements or other terms of any existing leverage facilities; (n) the Company’s or other I Squared Vehicle(s)’ focus on a classification attributable to an asset or issuer of an asset, including, without limitation, geography, industry or business sector; (o) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such other I Squared Vehicle(s); (p) the management of any actual or potential conflict of interest; (q) with respect to assets that are made available by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships (which may not be available for all clients); and (r) any other considerations deemed relevant by the Manager in good faith (all of the foregoing factors being hereinafter referred to as the “Infrastructure Asset Allocation Considerations”). In some cases, the Manager’s observation and application of the Infrastructure Asset Allocation Considerations may affect adversely the price paid or received by the Company, or the size of the position purchased or sold by the Company. Any acquisition by the Company in a potential acquisition opportunity will be subject to the allocation to the Company of all or a portion of such opportunity by the Manager in the manner contemplated herein and the approval of such acquisition by the ICOMM.

Leverage

We may use financial leverage to provide additional funds to support our acquisitions. We expect to use entity level debt (incurred by the Company or its subsidiaries), such as revolving credit facilities, and expect the Infrastructure Assets will utilize asset level debt financing (debt at the operating entity or Joint Venture level). See “Item 1A. Risk Factors—Risks Related to Our Debt Investments—The Company could engage in the origination of debt, as well as acquire certain types of securities, each of which contains risks.”

Debt may be incurred by Infrastructure Assets secured by assets of the Infrastructure Asset or debt may be incurred by Joint Ventures secured by such Joint Venture interests in an Infrastructure Asset. If an Infrastructure Asset or Joint Venture were to default on an asset-level loan, the lender’s recourse would be to the Infrastructure Asset or Joint Venture and the lender would typically not have a claim to our other assets or assets of our subsidiaries. There is no guarantee that we, or our Infrastructure Assets or Joint Ventures, will be able to obtain leverage on Infrastructure Assets on attractive terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets—Certain of the Company’s transactions could be undertaken through local brokers, banks or other organizations, and the Company could be subject to the risk of default, insolvency or fraud of such organizations.”

Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to an Infrastructure Asset or Company expenses), we do not intend to incur cash borrowings if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Company to exceed 30% of the Company’s total assets, measured at the time we make such borrowings. There is, however, no limit on the amount we may borrow with respect to any individual operating entity or Joint Ventures that is not recourse to the Company or any Series. During the initial ramp-up period of the Company, our leverage may exceed its target. We may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. We may also enter into an unsecured line of credit with I Squared for such purposes. I Squared may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit. See “Item 1A. Risk Factors—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.” In addition, we may have a variety of financial arrangements (including reverse repurchase agreements and derivative transactions) that have similar effects as leverage. See “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets—The Company could utilize derivative and swap transactions, which can be highly volatile, can involve certain special risks.” Joint Ventures and Infrastructure Assets in which the Company acquires interests may be subject to existing financing arrangements, including potential financing arrangements with I Squared. The Company acquires interests in Joint Ventures using proceeds of the private offering and/or contributions of such interests by I Squared affiliates in exchange for Class E Shares.

The Company might not use leverage at all times and the amount of leverage may vary depending upon a number of factors, including the Manager’s outlook for the market and the costs that the Company would incur as a result of such leverage. Any borrowings would have seniority over the Shares. There is no assurance that the Company’s leveraging strategy will be successful.

Each Board may authorize use of leverage by the respective Series, any of the Joint Ventures or any of our Infrastructure Assets without the approval of Shareholders.

We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay Operating Expenses, to make distributions, to satisfy redemption requests from Shareholders, and otherwise to provide any Series with temporary liquidity. In addition, we may enter into an unsecured line of credit with I Squared or one of its affiliates for such purposes. I Squared or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit.

Our future credit facilities (the “Credit Facilities”) may contain customary covenants that, among other things, limit the Company’s ability to pay distributions in certain circumstances, incur additional debt and engage in certain transactions, including mergers and consolidations, and require asset coverage ratios. In connection with any Credit Facility, the Company may be required to pledge some or all of the Company’s assets and to maintain a portion of the Company’s assets in cash or high-grade securities as a reserve against interest or principal payments and expenses. The lenders of such Credit Facility may have the ability to foreclose on such assets in the event of a default under the Credit Facility pursuant to agreements among the Company, any Series, our custodian and such lenders. We expect that any such Credit Facility would have customary covenant, negative covenant and default provisions. There can be no assurance that we will enter into an agreement for any new Credit Facility on terms and conditions representative of the foregoing, or that additional material terms will not apply. In addition, if entered into, the Credit Facility may in the future be replaced or refinanced by one or more Credit Facilities having substantially different terms or by the issuance of debt securities.

On December 12, 2025, the Company, as well as certain wholly-owned subsidiaries which may be added and removed from time to time (the “Borrowers”), entered into an unsecured, uncommitted line of credit (the “Credit Agreement”) up to a maximum aggregate principal amount of $60 million with I Squared Capital, LLC (the “Lender”), an affiliate of the Company. The line of credit expires on April 15, 2026, subject to extension options up to six months, requiring the Lender’s approval. The interest rate is the then-current rate offered by a third-party lender or, if no such rate is available, the Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 2.25%. Each advance under the line of credit is repayable on or before the 10th business day after the month end following the earlier of (i) the date the Lender demands payment and (ii) the Stated Expiration Date (as defined in the Credit Agreement). To the extent the Company has not repaid all Loans and other Obligations (as defined in the Credit Agreement) under the line of credit after a repayment event has occurred, the Company shall use commercially reasonable efforts to apply excess available cash proceeds to the repayment in full of its Loans and Obligations; provided that the borrowers under the Credit Agreement will be permitted to (i) conduct the shareholder redemption program on terms described in the Company’s private placement memorandum, as amended from time to time; (ii) close on any acquisition entered into prior to the Lender’s demand for payment; (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter; and (iv) pay any taxes when due. The line of credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. The line of credit contains customary events of default. As is customary in such financings, if an event of default occurs under the line of credit, the Lender may accelerate the repayment of amounts outstanding under the line of credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

Changes in the value of our Infrastructure Assets, including any changes due to higher interest expense, will affect the applicable net asset value of the Shares.

Utilization of leverage involves certain risks to holders of the Shares. These include the possibility of higher volatility of the NAV of the Shares. So long as our Infrastructure Assets increase in value at a higher rate than the then-current cost of any leverage together with other related expenses, the leverage will cause holders of Shares to realize a higher rate of return than if the Company were not so leveraged. On the other hand, to the extent that the then-current cost of any leverage, together with other related expenses, approaches any increase in value of our Infrastructure Assets, the benefit of leverage to holders of Shares is reduced, and if the then-current cost of any leverage together with related expenses were to exceed any increase in value of our Infrastructure Assets, our leveraged capital structure would result in a lower rate of return to holders of Shares than if we were not so leveraged.

Competition

The infrastructure sector in which we seek Infrastructure Assets has become highly competitive. We will be competing for Infrastructure Assets with operating companies, financial institutions, entities specializing in engineering, and other institutional investors as well as private equity, hedge funds, infrastructure and investment funds. These investors could make competing offers for Infrastructure Asset opportunities identified by the Manager and its affiliates. As a result, such competition could mean that the prices and terms on which purchases of Infrastructure Assets are made could be less beneficial to the Company than would otherwise have been the case.

We and our Joint Ventures will seek to manage and control Infrastructure Assets within the infrastructure space, in assets, businesses or projects that typically have some or all of the following characteristics: stable and well-defined regulation and policy framework; high barriers to entry with low price elasticity; well defined operational structure with attractive upside; insulation from the business cycle with low income elasticity; long duration assets, typically ten years or more; stable cashflows that grow with inflation; positive long-term variables such as demographics that provide downside mitigation; moderate leverage; control or protective governance rights; attractive pricing upon entry; relatively high liquidity; and limited exposure to risks arising from climate change.

Deployment of Capital

In light of the nature of our plans to conduct continuous offerings in relation to our business strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential opportunities, if we or our Joint Ventures have difficulty identifying and acquiring suitable Infrastructure Assets on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Shares in our Private Offering (as defined below) and the time we invest the net proceeds. We may also from time to time hold cash or liquid investments pending deployment into Infrastructure Assets, which cash holdings may at times be significant, particularly at times when we are receiving significant offering proceeds and/or times when there are few attractive business opportunities. Such cash may be held in an account that may be invested in money market accounts or other similar temporary investments, each of which are subject to the Management Fee.

In the event we are unable to find suitable Infrastructure Assets, such cash or liquid investments may be maintained for longer periods which would be dilutive to overall returns. This could cause a substantial delay in the time it takes for a Shareholder’s investment in us to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to Shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Infrastructure Assets will generate significant interest, and Shareholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. If we fail to timely deploy the net proceeds of sales of Shares or do not deploy sufficient capital in connection with our use of leverage, our results of operations and financial condition may be adversely affected and/or we may become required to register under the Investment Company Act.

Distributions

Each Series will seek to pay regular quarterly distributions at an attractive distribution yield to Shareholders of record. Each Series intends to declare and pay distributions quarterly. However, there can be no guarantee that each Series will pay quarterly distributions consistently and at a specific rate, or at all.

Each Series’ distributions may and are expected to exceed its earnings and cash flow from operating activities and may be paid from borrowings, proceeds from its continuous private offering of the Company’s Shares on a monthly basis (the “Private Offering”) and other sources, including the sale of the Series’ assets or return of capital, especially during the period shortly after investing the proceeds from its Private Offering. Funding distributions from the sale of the Series’ assets or offering proceeds will result in the Company having less funds available to acquire Infrastructure Assets. As a result, the Company’s performance may be reduced, and doing so may also negatively impact its ability to generate cash flows. In addition, because the Manager does not charge a Management Fee on and I Squared does not receive a Performance Participation Allocation for Class E Shares or Class ETE Shares, the per Share amount of distributions on the Class E Shares and Class ETE Shares could be higher compared to the Investor Shares.

In the event that a Series does make a distribution in the future, cash distributions to holders of the Shares will automatically be reinvested under the DRIP in additional whole and fractional Shares attributable to the class of Shares that a Shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to the Company. If any representation made in a Shareholder’s subscription agreement is deemed untrue at any time, the Company reserves the right to cancel its subscription and return its investment, including, without limitation, any Shares issued to it pursuant to the Company’s distribution reinvestment plan (the “DRIP”). Under the DRIP, Shareholders’ distributions will be reinvested in Shares of the same class owned by the Shareholder for a purchase price equal to the most recently available transactional NAV per Share of the applicable Series. Shares of classes that are purchased through the DRIP will be subject to the Servicing Fee applicable to that class in the applicable Series. For the avoidance of doubt, none of our Share classes (including those purchased through the DRIP) are subject to a sales load.

Any cash distribution by a Series to a Shareholder that is not reinvested under the DRIP will reduce such Shareholder’s basis in the Shares. When a Shareholder sells its Shares, the amount, if any, by which the amount realized exceeds the basis in such Shares is gain subject to tax. As a result of distributions throughout the term of a Shareholder’s investment, a Shareholder may be required to pay tax even if selling its investment in the Shares for an amount less than it paid. In addition, in order to make such distributions, the Company might have to indirectly sell a portion of its Infrastructure Assets at a time when independent judgment might not dictate such action. The Company’s actual financial performance will likely vary significantly quarterly and from year-to-year, and there may be extended periods of up to several years when the distribution rate will exceed the Company’s actual total returns. Each Series’ projected or actual distribution rate is not a prediction of what the Company’s actual total returns will be over any specific future period.

Various factors will affect the level of each Series’ income, including the asset mix and the amount of leverage utilized by the Company. To permit each Series to maintain a more stable quarterly distribution, each Series may from time to time distribute less than the entire amount of income earned in a particular period. The undistributed income would be available to supplement future distributions. As a result, the distributions accrued or paid by each Series for any particular quarter may be more or less than the amount of income actually earned by each Series during that period. Undistributed income will add to each Series’ net asset value and, correspondingly, distributions of previously undistributed income will reduce each Series’ NAV.

Transfer and Conversion of Our Shares

A Shareholder may withdraw by selling, transferring or assigning his or her Shares or having all of his or her Shares redeemed in accordance with the Company’s share redemption program, the LLC Agreement and any applicable securities laws. The Shareholder may generally transfer all or a portion of his or her Shares except to impermissible types of transferees or by transfers that would adversely affect the Company, including transfers that would violate the ownership restrictions imposed in the LLC Agreement.

The Company may also, in its sole discretion, convert any Shares into a new class of Shares of equivalent or greater value in accordance with the terms of the LLC Agreement; provided that such conversion does not have a material adverse effect on the rights or preferences of any class of Shares in relation to other class of Shares.

Share Redemptions

General

At the discretion of each Board, the Company has implemented the share redemption program in which it expects to periodically offer to redeem up to 5% of Shares outstanding based on aggregate NAV across both Series. Redemption offers are expected to commence in the quarter following the quarter in which the first closing on third-party Shareholder subscriptions occurs. Each Board may amend or suspend the share redemption program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of Shareholders, including, but not limited to, for tax, regulatory or other structuring reasons. Any material modification to the share redemption program and a suspension thereof will require the approval of each Board. As a result, Share redemptions may not be available each quarter, such as when a redemption offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the redemption offer. The Company intends to conduct the share redemption program pursuant to applicable guidance or relief from the staff of the SEC.

Under the share redemption program, to the extent we offer to redeem Shares in any particular quarter, we expect to redeem Shares pursuant to quarterly redemption offers using a purchase price equal to our NAV per Share as of the last calendar day of the applicable quarter (the “Redemption Date”), subject to the Early Redemption Fee described below. The Company expects the redemption offers will generally have expiration dates falling on or around the last business day of the first month of the applicable quarter (e.g., approximately 60 calendar days prior to the end of the applicable quarter) (the “Redemption Deadline”). The Company expects that settlements of redemptions will generally be made approximately 35 calendar days after the Redemption Date. For example, a Shareholder requesting a March 31st Redemption Date would generally be required to submit a redemption request by January 30th and would be expected to receive a settlement on or around May 5th of the same year. Each Shareholder whose Shares have been accepted for redemption would continue to be a Shareholder of the Company until the Redemption Date. Because Shareholders must submit and revoke their redemption requests in the redemption offer on or around the last business day of the first month of the applicable quarter of the Redemption Date, Shareholders will not know the NAV per Share on the Redemption Date or for the months preceding the Redemption Date at the time their redemption request is tendered or revoked. In the event of material changes to the NAV per Share between the Redemption Deadline and the Redemption Date, Shareholders will be unable to revoke their prior redemption request.

Early Redemption Fee

Under our share redemption program, requests for redemption are subject to an early redemption fee (the “Early Redemption Fee”) of 5% of the NAV of the Shares redeemed from a Shareholder if Shares are redeemed within 24 months of the original issue date of such Shares.

Any Early Redemption Fee will inure to the benefit of the Company. The Company may, from time to time, waive the Early Redemption Fee in the case of redemptions resulting from death, qualifying disability or divorce. In addition, Investor Shares are sold to certain feeder vehicles primarily created to hold such Investor Shares and that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Redemption Fee to the feeder vehicles or underlying investors, often because of administrative or systems limitations. Further, the Company may not apply the Early Redemption Fee on redemptions of the Investor Shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company.

All questions as to the applicability of the Early Redemption Fee, including the specific facts pertaining thereto, and the validity, form and eligibility (including time of receipt of required documents) of a waiver from the Early Redemption Fee will be determined by the Manager, in its sole discretion, and its determination will be final and binding.

Sources of Funds for Redemptions

We may fund redemption requests from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds and the sale of our assets, and we have no limits on the amounts we may fund from such sources.

In an effort to have adequate cash available to support our share redemption program, we may reserve borrowing capacity under a line of credit. We could then elect to borrow against this line of credit in part to redeem Shares presented for redemption during periods when we do not have sufficient proceeds from operating cash flows or the sale of Shares in this continuous offering to fund all redemption requests.

Redemption Limitations

We may redeem fewer Shares than have been requested in any particular quarter to be redeemed under our share redemption program, or none at all, in our discretion at any time. In addition, the aggregate NAV of total redemptions of Shares (including redemptions at certain non-U.S. investor access funds primarily created to hold Shares but excluding any Early Redemption Fee applicable to the redeemed Shares) will be limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). The transaction price for each quarter will be available on our web page at www.isqopeninfraco.com.

In the event that we determine to redeem some but not all of the Shares submitted for redemption during any quarter, Shares submitted for redemption during such quarter will be redeemed on a pro rata basis after we have redeemed all Shares for which redemption has been requested due to death, divorce, dissolution, bankruptcy, insolvency or adjudicated incompetence of the Shareholder. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share redemption program, as applicable. Any exchange of a class of our Shares in any Series for an equivalent aggregate NAV of another class of our Shares in any Series will not be subject to, and will not be treated as a redemption for the calculation of, the 5% quarterly calculation on redemptions and will not be subject to the Early Redemption Fee.

There may be quarters in which we do not redeem Shares, and it is possible that we will not redeem Shares at all for an extended period. If a Board determines that the applicable Series should not redeem Shares, Shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, Shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per Share. If we do redeem Shares, we may be required to borrow cash or to sell assets to purchase Shares that are submitted for redemption, which may increase risks for remaining Shareholders and increase expenses as a percentage of assets. The Company is designed primarily for long-term investors and an investment in the Shares should be considered illiquid.

We anticipate selling assets primarily from our Liquidity Portfolio to fund redemptions of Shares. However, we may borrow to finance the redemption of Shares pursuant to any redemption. There can be no assurance that we will be able to obtain such financing for redemptions of Shares if we attempt to do so. Moreover, if we do not have adequate liquidity to fund redemptions, we may not redeem any Shares. Although redemptions of Shares generally would be beneficial to Shareholders seeking redemption by providing them with some ability to sell their Shares, the acquisition of Shares by the Company will decrease the total assets of the Company. Redemptions are, therefore, likely to reduce our liquidity, which may result in untimely sales of Infrastructure Assets and/or may limit our ability to participate in new acquisition opportunities. To the extent we maintain a cash position to satisfy our redemptions, we would not be fully deploying our capital to acquisition opportunities, which may reduce our returns. Furthermore, to the extent we borrow to finance the making of our Share redemptions, interest paid on such borrowings will reduce NAV per Share. Consummating a Share redemption may require us to sell certain of our assets, and realize gains or losses, at a time when the Manager would otherwise consider it disadvantageous to do so. In addition, it is possible that the Company will need to dispose of assets in order to fund Share redemptions, and that to the extent the applicable price per Share of such Share redemption does not accurately reflect any embedded tax liability, Shareholders that do not have their Shares redeemed may bear a greater portion of the relevant tax than their pro rata share.

Under our share redemption program, we will not redeem Shares if (1) such purchases would impair our status as a holding company; (2) we would not be able to sell our assets in a manner that is orderly and consistent with our objectives in order to purchase Shares under our share redemption program; or (3) there is, in the Board’s judgment any (a) legal action or proceeding instituted or threatened challenging the share redemption program or otherwise materially and adversely affecting the Company, (b) declaration of a banking moratorium by Federal or state authorities or any suspension of payment by banks in the United States or New York State, which is material to the Company, (c) limitation imposed by Federal or state authorities on the extension of credit by lending institutions, (d) commencement or escalation of war, armed hostilities, acts of terrorism, natural disasters, public health crises or other international or national calamity directly or indirectly involving the United States that in the sole determination of the Board is material to the Company, (e) a material decrease in the estimated NAV from the estimated NAV as of the commencement of the Share redemption offer or (f) other events or conditions that would have a material adverse effect on the Company or its Shareholders if Shares were redeemed. Further, each Board may make exceptions to, modify or suspend our share redemption program if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. Material modifications, including any amendment to the 5% quarterly limitations on redemptions, to and suspensions of the share redemption program will be promptly disclosed to Shareholders in a supplement to the Company’s private placement memorandum or special or periodic report filed by us. Material modifications will also be disclosed on our website. In addition, we may determine to suspend the share redemption program due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before Shares are redeemed. Once the share redemption program is suspended, our share redemption program requires that we consider the recommencement of the program at least quarterly. Continued suspension of our share redemption program would only be permitted under the program if each Board determines that the continued suspension of the share redemption program is in our best interest and the best interest of our Shareholders. Each Board must affirmatively authorize the recommencement of the program before Shareholder requests will be considered again.

We will assume all fees and expenses related to a redemption of Shares. A Shareholder that has less than all of its Shares redeemed must maintain a minimum account balance after the redemption is effected, the amount of which will be established by us from time to time and is currently $1,000. If a Shareholder requests the redemption of a number of Shares that would cause the aggregate NAV of the Shareholder’s holdings to fall below the required minimum, we reserve the right to reduce the amount to be redeemed from the Shareholder so that the required minimum balance is maintained. In the alternative, we may also redeem all of such a Shareholder’s Shares in the Company. We or the Manager may waive the minimum account balance from time to time.

The method by which we calculate our NAV is discussed in “Item 9. Market Price of and Dividends on the Registrant’s Common Equity and Related Unitholder Matters—Net Asset Value—Valuation Policies and Procedures.” Additional risks are discussed in “Item 1A. Risk Factors—Risks Related to Our Infrastructure Assets—The valuation of the Company’s assets is a difficult task that relies heavily on I Squared’s business judgment” and ”—The valuations of the Company’s holdings could involve uncertainties and judgmental determinations.”

Additional Forms of Liquidity

In addition to the quarterly redemptions under our share redemption program, the Manager may consider whether to recommend to the Board other potential avenues for providing shareholders with potential liquidity. These could include additional redemptions during a quarter at other times than the regular redemption offers, including through a tender offer, and may be at a price at or below the applicable NAV per Share of the classes we offer to redeem. The amount and terms of any such redemptions will be at the discretion of each Board and disclosed to shareholders, and may be based on, among other things, the subscriptions received by the Company. There is no assurance that any such additional liquidity will be offered.

Mandatory Redemptions

We may redeem, on 10 days’ prior written notice, all or any portion of the Shares of a Shareholder without consent or other action by the Shareholder or other person if the applicable Board determines that:

●	the Shares have been transferred in violation of the LLC Agreement, or have vested in any person by operation of law as a result of the disability, death, divorce, dissolution, termination, bankruptcy, insolvency or adjudicated incompetence of the Shareholder;

●	any transferee does not meet any investor eligibility requirements established by the Company or any Series from time to time;

●	ownership of Shares by a Shareholder, its assignee or other person is likely to cause the Company generally or any Series to be in violation of, or require registration of the Shares under, or subject the Company generally or any Series to additional registration or regulation under, the securities, commodities, or other laws of the United States or any other jurisdictions in the world, including without limitation the Investment Company Act;

●	continued ownership of the Shares by a Shareholder or its assignee may be harmful or injurious to the business or reputation of the Company generally, any Series, the Manager, I Squared, or any of their affiliates, or may subject the Company generally, any Series, or any Shareholder to an undue risk of adverse tax or other fiscal or regulatory consequences;

●	any of the representations and warranties made by a Shareholder, its assignee or other person in connection with the acquisition of Shares was not true when made or has ceased to be true;

●	with respect to a Shareholder or its assignee subject to special laws or regulations, such Shareholder is likely to be subject to additional regulatory or compliance requirements under these special laws or regulations by virtue of continuing to hold any Shares;

●	it would be in the interest of the Company generally or any Series of the Company generally to redeem the Shares; or

●	all or any portion of the assets of the Company generally or any Series may be characterized as plan assets for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”) or any applicable similar law.

Shares will be redeemed at a price equal to the transaction price of the applicable class of Shares being redeemed on the date of such redemption, which will be equal to the Company’s or the applicable Series’ most recently published NAV per Share for the applicable class of Shares unless otherwise determined by the Board. To the extent the Company generally or any Series requires the mandatory redemption of any Shares of any Shareholder, such redemption will not be subject to the redemption limits under the share redemption program or the Early Redemption Fee.

Employees

We do not have employees directly, but all functions and Services necessary for our business are provided by individuals who are employees or consultants of ISQ pursuant to the terms of the Management Agreement. See “Item 1. Business—Management Agreement.”

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of any listing on a securities exchange, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for Shareholders and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Private Offering of Shares

The Company is conducting a continuous private offering of the Shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

The LLC Agreement provides that the Company is composed of two series, Series I and Series II. The two series will have distinct assets and liabilities and will offer different classes of units. Series I will indirectly hold an interest in and control Series II. Series I indirectly invests in Series II via ISQ Open Infrastructure Holdings, L.P. (the “Blocker”), a Cayman Islands exempted limited partnership elected to be treated as a corporation for U.S. tax purposes. Series I is, and is expected to remain as, the sole limited partner of the Blocker, holding 100% of the Blocker’s economic rights. Additionally, Series I is the sole member of an LLC that serves as the only general partner of the Blocker, making Series I the sole control person of the Blocker indirectly.

For the first six (6) months of the Private Offering (the “Initial Offering Period”), the Company is offering eight classes of Shares: Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares and Class F-JTE Shares; provided that the Company may extend or suspend the Initial Offering Period in its sole discretion. Following the Initial Offering Period, the Founder Shares will no longer be offered. The Class J Shares, Class JTE Shares, Class F-J Shares and Class F-JTE Shares will be offered only to certain investors who are clients of or otherwise have relationships with select financial intermediaries. With respect to the Founder Shares, the Management Fee Rate will increase to 1.25% per annum after the first 36 months in which the Founder Shares are offered measured from the date of commencement of the Initial Offering Period. After the Initial Offering Period, the Company will offer Class S Shares, Class D Shares, Class I Shares, Class J Shares, Class STE Shares, Class DTE Shares, Class ITE Shares and Class JTE Shares. In addition, Class E Shares and Class ETE Shares will be available to the Manager, its affiliates, its officers and employees, the directors, officers and employees of the Company and certain other investors in I Squared’s discretion.

We may offer additional classes of Investor Shares in the future. I Squared may also enter into arrangements with certain financial intermediaries to provide additional Shares in connection with certain sales targets.

Shares will be offered on a monthly basis at the transactional NAV per Share (measured as of the end of the immediately preceding month). None of our Share classes are subject to a sales load; however, Shareholders could be required to pay brokerage commissions on purchases and sales of our Shares to their selling agents (“Selling Agents”). The Founder Shares are available for purchase only during the Initial Offering Period. Shareholders should consult with their Selling Agents about any additional fees or charges their Selling Agents might impose on each class of Shares.

Subscription requests, if accepted by the Company, will be effective as of the first day of the month immediately following the Company’s receipt of the subscription request, provided the subscription request is received by the last calendar day of the month. The Company reserves the right to reject a subscription request for any reason. If any representation made in a Shareholder’s subscription agreement is deemed untrue at any time, the Company reserves the right to cancel its subscription and return its investment, including, without limitation, any Shares issued to it pursuant to the DRIP. The timing of subscription dates, valuation dates and deadlines for subscribing may be modified from time to time by the Company.

We may modify the timing of subscription dates, valuation dates and deadlines for subscribing may be modified from time to time by the Company.

Reporting Obligations

We make available on our website, https://isqopeninfraco.com/, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this report. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us is, and will be, routinely accessible through and posted on our website.

Item 1A.	Risk Factors

A purchase of the Shares is subject to a high degree of risk and should be considered only by sophisticated Shareholders whose financial resources are sufficient to enable them to assume such risk (and possible loss of some or all of their investment), who fully understand and are capable of evaluating the risk of owning the Shares. There can be no assurance that the business objectives of the Company will be achieved, that any acquisitions targeted pursuant to the Company’s business objectives will be made by the Company or that a Shareholder will receive a return of its capital. The following discussion enumerates certain risk factors that should be carefully evaluated before making a purchase of the Company’s shares. This summary does not purport to be a complete discussion of all of the risks and other factors and considerations which relate to or might arise from investing in the Company or from the Company’s Infrastructure Assets.

Risks Related to the Company Generally

There is no guarantee or representation can be made that the Company will achieve its objectives.

No guarantee or representation can be made that the Company will achieve its objectives. Returns generated by the Infrastructure Assets could be insufficient to compensate Shareholders adequately for the business and financial risks that must be assumed. Making an investment in the Company is speculative and is not intended as a complete investment program. All investing involves a risk of loss and the strategies pursued by the Company could lose money over short or even long periods. Shareholders are advised to review the entirety of this Annual Report on Form 10-K and all other constituent documents for full details on the Company’s business, operational and other actual and potential risks. Past performance of the other I Squared Vehicles cannot be taken as an indicator of future performance of the Company.

The Company acquires interests in Infrastructure Assets based on the Manager’s estimates or projections of internal rates of return and current returns, which in turn are based on, among other considerations, assumptions regarding the performance of such Infrastructure Assets, the manner and timing of repayment, including possible principal recovery, all of which are subject to significant uncertainty. In addition, events or conditions which have not been anticipated could occur and could have a significant effect on the actual rate of return received upon the Company’s Infrastructure Assets.

The market outlook, trends, opportunities and other matters presented in this Annual Report on Form 10-K reflect I Squared’s current view, which is based on various estimates and assumptions, including about future events. The estimates and assumptions are subject to uncertainties, changes and other risks, many of which are beyond I Squared’s control and any of which could cause the actual financial and other results to be materially different from the results expressed or implied herein. There can be no assurance such market outlook, trends, opportunities and other matters will materialize.

The past performance of the other I Squared Vehicles and the investments that they have made provides no assurance of future returns or results of such other I Squared Vehicles or their investments.

The past performance of the other I Squared Vehicles and the investments that they have made provides no assurance of future returns or results of such other I Squared Vehicles or their investments, and there can be no guarantee that the Company will achieve its objectives or otherwise achieve the same or similar performance to any other I Squared Vehicle or any of their investments. The performance of I Squared’s principals’ prior investments is not indicative of the Company’s future results, and there can be no assurance that the Company will achieve similar results. The value of any Infrastructure Asset or other holding described herein could fall as well as rise. In addition, any forward-looking statements contained in this Annual Report on Form 10-K are subject to known and unknown risks (such as general economic and political conditions which could affect the Company), uncertainties and other factors which could cause actual results to be materially different from those contemplated by such statements. While I Squared intends for the Company to acquire Infrastructure Assets and other holdings that have estimated returns commensurate with the risks undertaken, there can be no assurances that such a rate of return will be achieved.

In the event of unforeseen catastrophic events, the Manager will initiate its business continuity plan, which may be insufficient to continue operating the Manager’s business as usual.

In the event of unforeseen catastrophic events such as natural disasters, terrorist attacks, pandemics and epidemics, the Manager will initiate its business continuity plan to safeguard that its employees have the resources and technology necessary to continue their responsibilities and meet portfolio Infrastructure Asset and Shareholder needs. The Manager is not able to predict the level of disruption that such catastrophic events will have on its operation or the ability of the plan to succeed in a time of crisis. Thus, the Manager’s business continuity plan may be insufficient to continue operating the Manager’s business as usual. The failure of the business continuity plan for any reason could cause significant interruptions in the Manager’s and/or the portfolio companies’ operations. Similar types of operational risks are also present for the portfolio companies in which the Manager invests and the vendors, third-party suppliers or counterparties with whom the Manager or the portfolio companies transact, which could have material adverse consequences for such companies and may cause the Infrastructure Assets to lose value.

Some of the Infrastructure Assets will be subject to commodity price risk.

Some of the Infrastructure Assets will be subject to commodity price risk, including, without limitation, the price of electricity and oil prices and supplies of fuel. The operation and cash flows of certain of the Company’s assets will depend, in substantial part, upon prevailing market prices for electricity, oil and fuel, and particularly natural gas. Historically, the markets for oil, gas, coal and power have been volatile and are subject to significant fluctuations over a short period of time in response to relatively minor changes in supply and demand, uncertainties within the market and a variety of other factors beyond I Squared’s control. This volatility is likely to continue in the future. These market prices could fluctuate materially depending upon a wide variety of factors beyond the control of the Manager or the Company, including, without limitation, weather conditions, the changes in foreign and domestic market supply and demand for oil, force majeure events, changes in law, governmental regulations, relative price and availability of alternative forms of fuels and energy sources, energy conservation, the success of exploration projects, political instability, armed conflicts, international political conditions including ongoing armed conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East, actions of the OPEC (and other oil and natural gas producing nations) including the ability of the OPEC member countries, including Iran, and other oil exporting countries, including Russia, to agree upon and to maintain price stability through production limits/quotas and the level of production by non-OPEC countries, the capacity of U.S. and international refiners to use U.S. supplies of oil, natural gas and natural gas liquids, the economic growth of countries that are large consumers of energy and overall economic conditions. The occurrence of events related to the foregoing makes it extremely difficult to predict future oil and natural gas price movements with any certainty and could have a material adverse effect on the Company and the Infrastructure Assets.

Changes in the rate of inflation could affect the forecasted profitability of the Infrastructure Assets and, therefore, inflation could directly adversely affect the Infrastructure Assets.

Depending on the inflation assumptions relating to anticipated cash flows from an Infrastructure Asset, as well as the manner in which the asset revenue is determined with respect to such holding, returns from an Infrastructure Asset could vary from those projected by I Squared as a result of changes in the rate of inflation and any corresponding changes in the price of commodities, which are critical to the operation of infrastructure assets. There can be no assurance that a high ratio of inflation will not have a material adverse effect on the Company’s Infrastructure Assets.

If an Infrastructure Asset is unable to increase its revenue in times of higher inflation, its profitability and ability to repay debt obligations could be adversely affected. Many of the companies in which the Company acquires assets could have long-term rights to income linked to some extent to inflation, whether by government regulations, contractual arrangement or other factors. Typically, as inflation rises, the Infrastructure Asset will earn more revenue, but will incur higher expenses; as inflation declines, the Infrastructure Asset could not be able to reduce expenses in line with any resulting reduction in revenue. Many infrastructure businesses rely on concessions to mitigate the inflation risk to cash flows through escalation provisions linked to the inflation rate (e.g., the toll set on a toll road). These concessions do not protect against the risk of a rise in real interest rates, which is likely to create higher financing costs for infrastructure businesses and could also reduce the amount of levered, after-tax cash flow generated by an Infrastructure Asset, which could impair the Infrastructure Asset’s ability to make principal and interest payments on outstanding debt obligations to the Company when due. In addition, the market value of Infrastructure Assets could decline in times of higher inflation rates given that the most commonly used methodologies for valuing Infrastructure Assets (e.g., discounted cash flow analysis) are sensitive to rising inflation and real interest rates. Finally, wage and price controls have been imposed at times in certain countries in an attempt to control inflation, which could significantly affect the operation of Infrastructure Assets. Accordingly, changes in the rate of inflation could affect the forecasted profitability of the Infrastructure Assets and, therefore, inflation could directly adversely affect the Infrastructure Assets.

The Company could incur costs related to currency risk.

The Company’s Infrastructure Assets, revenues and expenses will likely be located or incurred all around the globe and will likely be denominated in a wide variety of currencies. The Company’s business will be subject to risks typical of an international business including, but not limited to, differing tax structures, and general foreign exchange rate volatility. For Infrastructure Asset denominated in currencies other than U.S. dollars, the value in the local currency of the Infrastructure Asset will vary with movements in exchange rates. Additionally, as a result of large-scale currency speculation, a number of emerging markets countries have been unable to sustain exchange rates and have devalued their currency relative to the U.S. dollar or shifted to floating exchange rate regimes. I Squared is permitted to seek partially to hedge currency risk associated with its Infrastructure Assets in countries that do not use the dollar as their primary currency. The Company could incur costs related to currency hedging arrangements. There is a risk that the hedges do not remove all of the risk associated with the amount hedged. In addition, as the hedges are only partial by design, the Company remains at risk for any unhedged amount. In addition, there can be no assurances regarding the stability of the dollar during the life of the Company. The remittance of income and capital gains generated by Infrastructure Assets by the Company in certain countries could be dependent on there being liquidity in the relevant local currency. It could be impossible or impracticable to hedge the currency risk to which the Company is exposed. I Squared could commit the forward payment of certain assets denominated in another currency than the US dollar which could be significantly higher at the date of execution of the commitment. This could have an adverse effect on the Company, the performance of its Infrastructure Assets and its ability to fulfill its objectives.

Economic growth and prosperity in the countries in which the Company could acquire assets will vary, which could impact the Company’s ability to realize a return on an Infrastructure Asset in certain countries and could impact the prospects of certain Infrastructure Assets.

Economic growth and prosperity in the countries in which the Company could acquire assets will vary. This could impact the Company’s ability to successfully acquire assets in certain countries and could impact the prospects of such Infrastructure Assets.

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Company’s performance. The economies of particular countries could differ favorably or unfavorably from one another in such respects as growth of gross domestic product, rate of inflation, currency depreciation, capital reinvestment, resource self-sufficiency and balance of payments position. Governments of many countries, especially those outside of the OECD, have exercised and continue to exercise substantial influence over many aspects of the private sector, including owning or controlling such countries’ large companies.

Acquisitions of Infrastructure Assets made around the world could present risks.

The Company is permitted to acquire Infrastructure Assets in jurisdictions other than the member states of the OECD. Such other regions could present risks including as a result of having less stable political regimes and/or legal, regulatory or economic environments. As a result, the Infrastructure Asset acquired by the Company in such regions could create risks which would not apply to an Infrastructure Asset in the OECD, and such acquisitions of Infrastructure Assets in a region outside the OECD could adversely impact the overall performance of the Company.

In addition, the UK withdrew from the EU on January 31, 2020 (“Brexit”). The future application of EU-based legislation and/or taxation to the private fund industry in the UK will depend, among other things, on how the UK negotiates its relationship with the EU as regards to financial services. There can be no assurance that any negotiated laws, taxation and/or regulations will not have an adverse impact on the Company and its Infrastructure Assets, including the ability of the Company to achieve its objectives. The ongoing effects of Brexit could result in significant market dislocation, heightened counterparty risk, an adverse effect on the management of market risk and, in particular, asset and liability management (due in part to redenomination of financial assets and liabilities), an adverse effect on the ability of the Manager to manage and operate the Company and increased legal, regulatory or compliance burden for the Manager, or the Company, each of which could have a negative impact on the operations, financial condition, returns or prospects of the Company.

There are also significant and persistent concerns regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the Euro and the suitability of the Euro to function as a single currency given the diverse economic and political circumstances in individual Eurozone countries. The overall stability of certain European financial markets has deteriorated in recent years and concerns linger regarding potential defaults by sovereign states in Europe. The risks and prevalent concerns about a credit crisis in Europe could have a detrimental impact on global economic recovery as well as on sovereign and non-sovereign debt in the Eurozone countries. There can be no assurance that the market disruptions in Europe will not spread to other countries, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected countries and markets in Europe or elsewhere. These potential developments could negatively impact the ability of the Company to acquire an Infrastructure Asset in Europe, the value of Infrastructure Assets in Europe and the general availability and cost of financing permitted Infrastructure Asset.

The Company could acquire significant strategic assets that could expose it to a greater risk of being the subject of a terrorist attack than other assets or businesses.

The Company could acquire significant strategic assets. Strategic assets are assets that have a national or regional profile and can have monopolistic or oligopolistic characteristics. The very nature of these assets could generate additional risk not common in other industry sectors and could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Any terrorist attacks that occur at or near infrastructure facilities would likely cause significant harm to employees, assets and, potentially, the surrounding community. Insurers might offer a limited amount of or no insurance coverage for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack involving the property of an Infrastructure Asset, or property under control of an Infrastructure Asset, could result in liability far in excess of available insurance coverage. A terrorist attack on an Infrastructure Asset could also have adverse consequences for all assets of that type. For example, as a result of a terrorist attack in the vicinity of an Infrastructure Asset, the Infrastructure Asset might be forced to increase preventative security measures or expand its insurance coverage, adversely affecting the profitability of that asset. Similarly, a terrorist attack could cause reduced patronage, usage and demand for an entire class of infrastructure assets or for infrastructure assets in the region of the terrorist attack, which could adversely affect the profitability of the Company’s Infrastructure Assets.

The public markets are currently experiencing significant volatility.

The public markets are currently experiencing significant volatility and many observers believe a global economic downturn or recession is possible. The extent and duration of such environment, to the private credit industry and global markets as a whole, is currently unknown. For this reason, valuations in this environment are subject to heightened uncertainty and numerous subjective judgments, any or all of which could turn out to be incorrect with the benefit of hindsight. Furthermore, traditional valuation approaches that have been used historically could need to be modified in order to effectively capture fair value of private acquisitions in the midst of significant volatility or market dislocation.

Pandemics and other widespread public health emergencies have resulted, and are resulting, in market volatility and disruption, which could result in significant losses to the Company.

Pandemics and other widespread public health emergencies, including outbreaks of infectious diseases such as SARS, H1N1/09 flu, avian flu, Ebola and the outbreak of COVID-19, have and are resulting in market volatility and disruption, and future such emergencies have the potential to materially and adversely impact economic production and activity in ways that are impossible to predict, all of which could result in significant losses to the Company.

Coronavirus (or new variants thereof), renewed outbreaks of other epidemics or pandemics or the outbreak of new epidemics or pandemics could result in health or other government authorities requiring the closure of offices or other businesses and could also result in a general economic decline. For example, as is currently the case, such events could adversely impact economic activity through disruption in supply and delivery chains. Moreover, I Squared’s operations and those of the Company and its Infrastructure Asset could be negatively affected if personnel are quarantined as the result of, or in order to avoid, exposure to a contagious illness. Similarly, travel restrictions or operational issues resulting from the rapid spread of contagious illnesses could have a material adverse effect on business and results of operations. A resulting negative impact on economic fundamentals and consumer confidence could negatively impact market value, increase market volatility, cause credit spreads to widen, and reduce liquidity, all of which could have an adverse effect on the business of I Squared, the Company and its Infrastructure Asset. Specifically, traditional valuation methods could need to be modified to effectively capture fair value in the context of significant volatility or market dislocation.

The extent to which any disease, pandemic or epidemic impacts business activity or Infrastructure Asset results will depend on future developments, which are highly uncertain and cannot be predicted.

Risks Related to Our Infrastructure Assets

The Company’s Infrastructure Assets may not be profitable or generate cash flow sufficient to service their debt or provide a return on or recovery of amounts invested in such Infrastructure Asset.

The Company’s Infrastructure Asset objective is to generate above-market risk-adjusted returns through US dollar-denominated credit Infrastructure Asset (including preferred stock, warrants and any other convertible instruments) in infrastructure and infrastructure-related assets located globally but with a focus on North America, Europe and selected growth economies, in particular, in Asia and Latin America, including issuers headquartered and operating principally in jurisdictions that are investment grade rated but are not member states of the OECD.

The Company’s holdings will be subject to the risks incidental to the ownership and operation of infrastructure assets generally, including risks associated with the general economic climate, geographic or market concentration, climatic risks, the ability of the Company to manage the Infrastructure Assets, government regulations, trade policies (including sanctions and tariffs), national and international political circumstances and fluctuations in interest rates, rates of inflation or commodities’ prices such as oil. Since Infrastructure Asset in infrastructure and similar assets, like many other types of long-term Infrastructure Asset, have historically experienced significant fluctuations and cycles in value, specific market conditions could result in temporary or permanent reductions in the value of an asset.

In addition, general economic conditions in relevant jurisdictions, as well as conditions of domestic and international financial markets, could adversely affect operations of the Company. In particular, because of the long time-lag between the approval of a project and its actual funding, a well-conceived project could, as a result of changes in investor sentiment, the financial markets, economic, or other conditions prior to its completion, become an economically unattractive asset.

There can be no assurance that the Infrastructure Asset will be profitable or generate cash flow sufficient to service their debt or provide a return on or recovery of amounts invested therein.

The Company’s assets consist and are expected to continue to consist primarily of interests in our Infrastructure Assets, which can result in substantial losses.

The Company’s assets consist and are expected to continue to consist primarily of interests in our Infrastructure Assets, many of which will be privately held, and operating results in a specified period will be difficult to predict. The Company’s Infrastructure Assets involve a high degree of business and financial risk which can result in substantial losses.

A portion of the Company’s assets could be used to acquire interests in Infrastructure Assets operating in highly competitive markets dominated by firms with substantially greater financial and possibly better technical resources than the Infrastructure Assets in which the Company acquires. Such assets might also be subject to additional infrastructure sector risks, including (i) the risk that technology employed will be not be effective or efficient, (ii) the risk of equipment failures, failure to perform according to design specifications, failure to meet expected levels of efficiency, fuel interruptions, loss of sale and supply contracts; (iii) changes in power or fuel contract prices, bankruptcy of or defaults by key customers, suppliers or other counterparties, and tort liability; (iv) risk of changes of values of infrastructure sector companies; (v) risks associated with employment of personnel and unionized labor; (vi) political and regulatory considerations and popular sentiments that could affect the ability of the Company to buy or sell assets on favorable terms; and (vii) other unanticipated events which adversely affect operations.

The occurrence of events related to any of the foregoing could have a material adverse effect on the Company and its Infrastructure Assets. These and other inherent business risks could affect the performance and value of Infrastructure Assets.

The operation and maintenance of Infrastructure Assets involve significant capital expenditures and various risks, many of which will not be under the control of the owner/operator.

As a general matter, the operation and maintenance of infrastructure assets involve significant capital expenditures and various risks, many of which will not be under the control of the owner/operator, including labor issues, political or local opposition, technical obsolescence, structural failures and accidents, environment related issues, counterparty non-performance and the need to comply with the directives of government authorities. Optional or mandatory improvements, upgrades or rehabilitation of infrastructure assets could cause delays or result in closures or other disruptions subjecting the asset to various risks including lower revenues. The operations of infrastructure projects are exposed to unplanned interruptions caused by significant catastrophic events, certain weather events, terrorist attacks, major facility breakdowns, electricity line ruptures or other disasters. See “—The use of Infrastructure Assets could be interrupted or otherwise affected by unforeseen events and uninsured losses”. Operational disruption, as well as supply disruption, could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption could result in permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance. Moreover, any loss from such events might not be recoverable under relevant insurance policies. Business interruption insurance is not always available, or economic, to protect the business from these risks.

Industrial action involving employees or third parties could disrupt the operations of infrastructure projects. Infrastructure projects are exposed to the risk of accidents that could give rise to personal injury, loss of life, damage to property, disruption to service and economic loss.

Infrastructure Assets are typically subject to numerous statutes, rules and regulations relating to environmental, health and safety risks.

Infrastructure Assets are typically subject to numerous statutes, rules and regulations relating to protection of the environment and worker and public health and safety. Certain statutes, rules and regulations might require Infrastructure Assets to address environmental contamination, including soil and groundwater contamination, resulting from the release of fuel, hazardous materials or other pollutants, to control other forms of environmental pollution such as air, surface water, wastewater, and noise pollution, or otherwise to incur significant capital or operating expenditures to comply with environmental, health, and safety requirements. Any current or past non-compliance with such requirements could subject an asset to material administrative, civil, or criminal penalties or other liabilities. Further, under various statutes, rules and regulations of certain jurisdictions, a current or previous owner or operator of real property might be liable for the costs of investigation, monitoring, removal or remediation of hazardous materials, in some cases whether or not the owner or operator knew of or was responsible for the presence of hazardous materials. The presence of hazardous materials on a property could also result in personal injury or property damage or similar claims by private parties. Persons who arrange for the disposal or treatment of hazardous materials could also be liable for the costs of removal or remediation of these materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

The long-term trend toward increasingly stringent environmental, health, and safety regulations could continue in the future, resulting in substantial additional costs on Infrastructure Assets to comply with new requirements. In addition, because infrastructure assets can have a substantial environmental impact, community and environmental groups might protest about the development or operation of an Infrastructure Asset, and these protests could induce government action to the detriment of performance of the asset. Further, ordinary operation or occurrence of an accident with respect to an asset could cause significant damage to the environment or harm to public health or safety, which could result in significant financial distress to the particular asset and ultimately affect the return on the Company’s asset therein.

The Manager cannot rule out the possibility that environmental, health, or safety liabilities might arise as a result of a large number of factors, including changes in laws or regulations and the existence of conditions that were unknown at the time of the Infrastructure Asset. Environmental, health or safety liabilities could have a material adverse effect on the results of operations, financial condition, liquidity and prospects of the Infrastructure Assets, and on the overall value of such Infrastructure Assets.

Sustainability matters provide new and evolving risks to the Company.

Sustainable finance is a rapidly developing area and the legal and regulatory framework governing sustainable finance continues to evolve. Sustainability matters have been the subject of increased focus by regulators however a lack of harmonization globally in relation to Sustainability legal and regulatory reform may lead to a risk of fragmentation as a result of the differing pace of sustainability transition across jurisdictions which may also impact the approach that I Squared is required to take, or focus on, in this area. Failure to keep pace with sustainability transition, or failure to respond to the Sustainability expectations or requirements of stakeholders, could impact I Squared’s competitiveness in the market and damage its reputation resulting in a material adverse effect on the Company.

Sustainability-related practices differ by region, industry and issue and are evolving accordingly, and an asset’s Sustainability-related practices or assessment of such practices could change over time. Similarly, new sustainability requirements imposed by jurisdictions in which I Squared does business and/or in which the Company is marketed could result in additional compliance costs, disclosure obligations or other implications or restrictions on the Company. Under such requirements, the Manager could be required to classify itself or the Company against certain criteria, some of which can be open to subjective interpretation. The Manager’s view on the appropriate classification could develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. A change to the relevant classification could require further actions to be taken, such as requiring further disclosures by the Company or new processes to be set up to capture data about the Company or its Infrastructure Assets, which could lead to additional cost.

The evolving nature of Sustainability and Sustainability-related regulations and practices means that there is likely to be in the future a degree of divergence as to the regulatory and market meaning of such terms, as well as the divergent views on the degrees to which such matters contribute to long-term performance. In addition, state regulators have initiated inquiries, investigations and lawsuits with respect to certain funds regarding their use of Sustainability factors or criteria in their Infrastructure Asset process, participation in certain industry groups or otherwise. These inquiries and investigations and actions could result in reputational or financial harm to us and our industry.

Due to increasing market interest in Sustainability and climate-related investing, the Manager is likely to encounter competition from other entities having a similar focus on these areas. The Manager expects that competition for appropriate acquisition opportunities in these areas will increase, which could increase the difficulty of finding Infrastructure Assets at attractive prices or at all, and/or provide certain seller favorable terms in transactions, and/or decrease the likelihood of the Company obtaining buyer favorable terms in transactions.

The Infrastructure Assets in which the Company is permitted to acquire could include renewable power companies and energy transition companies, which will subject the Company to risks applicable to renewable power companies and energy transition companies.

Renewable power companies are dependent upon factors such as available water flows, wind conditions, weather conditions and technological primacy generally that may significantly impact the performance of such companies and assets. Hydrology, wind and weather conditions generally have natural variations from season to season and from year to year and may also change permanently because of climate change or other factors. A natural disaster could impact water flows and water rights are generally owned or controlled by governments that reserve the right to control water levels or may impose water-use requirements as a condition of license renewal. Wind energy is highly dependent on weather conditions and, in particular, on wind conditions. Moreover, technology use generally by renewable power companies is accompanied by the attendant costs of maintaining such technology while in use and subject to increased risks of obsolescence associated with emerging and disruptive new technologies. Furthermore, these risks may be exacerbated where assets are not winterized or otherwise built with technologies that enable the asset to withstand extreme weather conditions.

The Company could also acquire companies and infrastructure projects that support the energy transition to low or cleaner sources of energy located in the OECD geographies and seek to contribute to climate mitigation. As a result, the Infrastructure Assets could relate to the production, storage, transmission, distribution, management and use of renewable energy, renewable fuels and low-carbon solutions, including within the electricity sectors. The Company intends to firstly seek to measure achievement of its impact objectives by the amount of added capacity in what the Company considers to be key sectors attributable to the Infrastructure Assets. In addition, the Company will seek to estimate avoided emissions attributed to the Infrastructure Assets, where appropriate. Avoided emissions are emission reductions that occur outside of a product’s life cycle or value chain, but as a result of the use of that product. There is no standard methodology to measure these attributed avoided emissions and so any methodology used by the Company from time to time may not be the same as methodologies used by other parties and the Company may use differing methodologies as standards evolve. Further, there can be no guarantee that any of these Infrastructure Assets will be successful in such support of climate mitigation endeavors through evidencing estimated avoided emissions or other climate metrics that the fund may elect to use over time. As a result, the Infrastructure Assets may not be able to achieve their impact objectives, and consequently, the Company may not be able achieve its objectives more broadly. The Manager may not be successful in selecting Infrastructure Assets that have the ability to successfully further the Company’s objectives in this regard.

Infrastructure Assets may not be successful in meaningfully measuring avoided emissions, or other climate metrics that the Company may elect over time, by the time the Company sells or otherwise disposes of the Infrastructure Assets. The Company may therefore not, during an Infrastructure Asset’s hold period, reap the rewards of its impact or other related efforts that were directly attributable to it.

Additionally, should the Company be successful in its objectives, there can be no assurance that such success will result in increased financial returns. Infrastructure Assets that pursue this business model may do so at considerable time and financial expense, which may, for a period of time (or indefinitely) result in financial losses, including due to the loss of revenue streams or business contracts. In the same vein, the Company’s ownership of an Infrastructure Asset is expected to be particularly spread out over time, given that a significant part of the Company’s capital is expected to be used for purposes of development and capital expenditures. Given that the Company may be contractually obligated to continue to provide funding for an Infrastructure Asset, irrespective of market movements, changing regulatory environments, and fluctuations in the price of commodities, among other emerging risks, such risks may have a greater impact on the Company than otherwise would be expected for vehicles with other investment strategies. Further, contract counterparties such as operators of infrastructure assets, development contractors and sub-contractors and equipment suppliers could, given the longer duration of these contracts, be more likely to fail to honor some or all of their obligations under contracts which are essential to the Company’s operations. The Company’s returns may be adversely impacted as a result.

Climate risks could have a material adverse effect on an Infrastructure Asset or the Company itself.

Global climate change is widely considered to be a significant threat to the global economy. Infrastructure assets in particular could face risks from the physical effects of climate change, such as risks posed by increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, the Paris Agreement and other initiatives by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions could expose infrastructure assets to so-called “transition risks” as described under“—The Infrastructure Assets in which the Company is permitted to acquire could include renewable power companies and energy transition companies, which will subject the Company to risks applicable to renewable power companies and energy transition companies.” in addition to physical risks, such as: (i) regulatory and litigation risk (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts), (ii) technology and market risk (e.g., declining market for products and services seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions); and (iii) reputational risk (e.g., risks tied to changing customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions). I Squared cannot rule out the possibility that climate risks could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of Infrastructure Asset activities once undertaken, any of which could have a material adverse effect on an asset of the Company or the Company itself.

The Company has the ability to acquire securities that are publicly traded and are, therefore, subject to the risks inherent in acquiring public securities.

The Company has the ability to acquire securities that are publicly traded and are, therefore, subject to the risks inherent in acquiring public securities. When acquiring public securities, the Company may be unable to obtain financial covenants or other contractual rights, including management rights that it might otherwise be able to obtain in making privately negotiated assets. Moreover, the Company may not have the same access to information in connection with investments in public securities, either when investigating a potential Infrastructure Assets or after making an acquisition, as compared to privately negotiated assets. Furthermore, the Company may be limited in its ability to make acquisitions, and to sell existing Infrastructure Assets, in public securities because the Manager may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect the performance of the Company.

Many of the Infrastructure Assets will involve private securities and, therefore, subject the Company to the risks inherent in acquiring private securities.

Many of the Infrastructure Assets will involve private securities. In connection with the disposal of an Infrastructure Asset in private securities, the Company may be required to make representations and give warranties about the business and financial affairs of the Infrastructure Assets typical of those made in connection with the sale of a business. The Company also may be required to indemnify the purchasers of such Infrastructure Asset with respect to certain matters, including the accuracy of such representations or warranties.

Privately held companies generally maintain less comprehensive financial records than listed companies. Therefore, the Manager may make acquisition decisions, and monitor Infrastructure Assets, after analyzing information which is less comprehensive than that available to an investor in a listed public company.

The Company’s exercise of control over an Infrastructure Asset could expose the Company to claims by such Infrastructure Asset, its security holders and its creditors including claims that the Company is a controlling person and thus is liable for certain violations of an Infrastructure Asset.

The Company generally seeks acquisition opportunities that allow the Company to acquire control or exercise influence over management and the strategic direction of Infrastructure Assets. The exercise of control over a company imposes additional risks of liability for environmental damage, product defects, failure to supervise management, violations of government regulations and other types of liability in which the limited liability characteristic of business operations generally may be ignored. The exercise of control over an Infrastructure Asset could expose the Company to claims by such Infrastructure Asset, its security holders and its creditors including claims that the Company is a controlling person and thus is liable for certain violations of an Infrastructure Asset. The existence of control rights could also have the effect of impairing the ability of the Company to sell the related securities when, and upon the terms, it might otherwise desire, and it may subject the Company to securities claims and other board-related claims. These activities also could result in certain liabilities in the event of the bankruptcy or reorganization of an Infrastructure Asset, could result in claims against the Company if the directors designated by the Company violate their fiduciary or other duties to an Infrastructure Asset or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles and could expose the Company to claims that it has interfered in the management to the detriment of an Infrastructure Asset. While the Manager intends to manage the Company in a way that will minimize exposure to these risks, the possibility of successful claims cannot be precluded.

In addition, in the event the Company seeks to acquire a stake in certain issuers of securities that exceeds certain percentage or value limits, the Company may be required to file a notification with one or more governmental agencies or comply with other regulatory requirements. Certain notice filings may be subject to review that requires a delay in the acquisition of the security. Compliance with such filing and other requirements may result in additional costs to the Company and may delay the Company’s ability to respond in a timely manner to changes in the markets with respect to such securities. In addition, the Manager or any of its affiliates may be required to disclose acquisitions of an Infrastructure Asset as a result of the Company and/or other I Squared Vehicles managed by the Manager or any affiliate holding an interest in an Infrastructure Asset that is above or otherwise crosses a reporting threshold for the market concerned.

The Company could acquire minority equity stakes in Infrastructure Assets where it might have limited influence.

The Company could acquire Infrastructure Assets alongside financial, strategic or other third-party co-investors through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests in certain Infrastructure Assets. As a result, the Company might acquire minority equity stakes in Infrastructure Assets where it could have limited influence. To the extent the Company does not acquire control over the management of an Infrastructure Asset, the Company may have only a limited ability to protect its interests in such Infrastructure Asset. Indeed, such Infrastructure Assets may have economic or business interests or goals that are inconsistent with those of the Company and the Company may not be in a position to limit or otherwise protect the value of its stakes in such Infrastructure Assets.

While it is the intention to negotiate appropriate governance, the Company’s control over the acquisition policies of such Infrastructure Assets may also be limited. This could result in the Company’s stake in the Infrastructure Assets being frozen in minority positions that incur substantial losses.

The Company could acquire companies involved in (or the target of) acquisition attempts, tender offers or hostile transactions or in companies involved in or undergoing work-outs, liquidations, spin-offs, reorganizations, bankruptcies or other catalytic changes or similar transactions, and therefore, be subject to risks applicable to any such type of special situation.

The Company could acquire companies involved in (or the target of) acquisition attempts, tender offers or hostile transactions or in companies involved in or undergoing work-outs, liquidations, spin-offs, reorganizations, bankruptcies or other catalytic changes or similar transactions. In any acquisition opportunity involving any such type of special situation, there exists the risk that the contemplated transaction either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the Company of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, the Company may be required to sell its Infrastructure Assets at a loss. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies in which the Company may acquire, there is a potential risk of loss by the Company of its entire stake in such companies.

The use of Infrastructure Assets could be interrupted or otherwise affected by unforeseen events and uninsured losses.

The use of Infrastructure Assets could be interrupted or otherwise affected by a variety of events outside I Squared’s control, including serious traffic accidents, natural disasters (such as fire, hurricanes, floods, tornadoes, tsunamis, windstorms, volcanic eruptions, earthquakes and typhoons), man-made disasters (including terrorism, war and riots), defective design and construction, slope failure, bridge and tunnel collapse, road subsidence, fuel prices, environmental legislation or regulation, general economic conditions, labor disputes, eminent domain, force majeure, epidemics or pandemics, and other unforeseen circumstances and incidents. Certain of these events have affected infrastructure assets in the past, and if the use of the infrastructure assets operated by Infrastructure Assets is interrupted in whole or in part for any period as a result of any such events, the revenues of such Infrastructure Assets could be reduced and the costs of maintenance or restoration as well as the overall public confidence in such infrastructure assets could be reduced. Insurance against such risks could be unavailable, available in amounts that are less than the full market value or replacement costs of the underlying assets or subject to a large excess, and certain risks that are currently insurable could cease to be insurable on an economically affordable basis or at all. There can be no assurance that such Infrastructure Asset’s insurance would cover liabilities resulting from claims relating to the design, construction, maintenance or operation of infrastructure assets, lost revenues and other business interruption expenses or increased expenses resulting from costs to repair damage to the assets. In some cases, project agreements could be terminated if the events described above were so catastrophic that they could not be remedied within a reasonable period or at all.

The successful development of new or expansion infrastructure projects entails a variety of risks.

The successful development of new or expansion infrastructure projects entails a variety of risks (some of which could be unforeseeable at the time a project is commenced), and could require or result in the involvement of a broad and diverse group of stakeholders who will either directly influence or potentially be capable of influencing the nature and outcome of the project. Such factors could include: political or local opposition, available and timely receipt of zoning, receipt of regulatory approvals or permits, site or land procurement, environmentally related issues, construction risks and delays (such as late delivery of necessary equipment), labor disputes (such as work stoppages), counterparty non-performance, project feasibility assessment and dealings with and reliance on third-party consultants, tenant lease up and absorption risk, the cost and timely completion of construction (including, without limitation, risks beyond the control of the Manager, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. When making an Infrastructure Asset, value can be ascribed to infrastructure projects (new or expansion) that do not achieve successful implementation, potentially resulting in a lower-than-expected internal rate of return over the life of the asset. In addition, there are significant capital expenditures associated with the development and operating costs of infrastructure assets generally.

To the extent that the Company acquires interests in companies providing services or products (such as, for example, exploratory drilling rigs and support services) to participants in the natural resources exploration, development, extraction and transportation industries (such as, for example, oil, natural gas or minerals), the failure of such industry participants to successfully locate, develop, extract or transport such resources could materially impact the demand for the services or products of such companies, adversely affecting their performance and the Company’s interest in the company.

Some or all of the Company’s Infrastructure Assets will likely be subject to the risks inherent in owning the debt of companies that are in the business of owning and operating assets or businesses which derive a substantial amount of their value from real estate and real estate-related interests.

Some or all of the Company’s Infrastructure Assets will likely be subject to the risks inherent in owning the debt of companies that are in the business of owning and operating assets or businesses which derive a substantial amount of their value from real estate and real estate-related interests. These types of underlying interests are typically illiquid. Deterioration of real estate fundamentals will likely negatively impact the performance of such Infrastructure Assets. Such changes in fundamentals could involve fluctuations as a result of general and local economic conditions, overbuilding and increased competition, increases in property taxes and operating expenses, changes in environmental and zoning laws, casualty or condemnation losses, environmental liability, regulatory limitations on rents, changes in neighborhood values, changes in the appeal of properties to tenants, the availability of mortgage funds which could render the sale or refinancing of properties difficult or impracticable, natural disasters, increase in interest rates and other factors that are beyond the control of I Squared. In addition, the Company is permitted to acquire interests in Infrastructure Assets in countries that have or had communist or socialist governments, where lands that had been nationalized are now becoming available for private investment and development. These lands could be subject to adverse claims by persons that had, or purport to have had, an interest in such land prior to the time at which it had been nationalized, or other disputes as to land titles. Although I Squared will endeavor to mitigate such risks, there can be no assurance the Infrastructure Assets in such countries will not be subject to such claims or other disputes having an adverse impact on the performance of the Company. Additionally, the Company is permitted to acquire interests in Infrastructure Assets in jurisdictions where indigenous rights (e.g., with respect to tribes or other dispossessed people/communities) to land exist. While the Company will generally conduct due diligence in such jurisdictions to determine the extent to which it could be affected by such rights, it might not be possible to mitigate against or remove a risk associated with indigenous claims. Additionally, any declaration of title in respect of government protected land on which Infrastructure Assets are located could negatively affect the operation of those businesses.

The Company faces various risks related to land title and construction.

Certain businesses will require large areas of land to install and operate their equipment and associated infrastructure. The rights to use the necessary land can be obtained through freehold title, easements, leases and other rights of use. Different jurisdictions adopt different systems of land title and in some jurisdictions, it might not be possible to ascertain definitively who has the legal right to enter into land tenure arrangements with Infrastructure Assets. In addition, the grantor’s fee interests in the land which is the subject of such easements and leases are or could become subject to mortgages securing loans, other liens (such as tax liens) and other lease rights of third parties (such as leases of oil, gas, coal or other mineral rights). As a result, an Infrastructure Asset’s rights under such leases or easements are or could be subject and subordinate to the rights of third parties. It is also possible that a default by the grantor under any mortgage could result in a foreclosure on the grantor’s interest in the property and thereby terminate the Infrastructure Asset’s right to the leases and easements required to operate its business. Similarly, it is possible that a government authority, as the holder of a tax lien, could foreclose upon a parcel and take possession of the portion of the assets located on such parcel. The rights of a third-party pursuant to a superior lease (such as leases of oil, gas, coal or other mineral rights) could also result in damage to or disturbance of the physical assets of a business or require relocation of assets. The locations of the Infrastructure Assets could also be subject to government exercise of eminent domain power or similar events. The expiration of a landowner lease and the failure to obtain an extension will adversely affect the Infrastructure Asset on such property. If any Infrastructure Assets were to suffer the loss of all or a portion of their underlying real estate interests or equipment as a result of a foreclosure by a mortgagee or other lienholder of a land parcel, or damage arising from the conduct of superior leaseholders, such Infrastructure Asset’s operations and revenues will likely be adversely affected.

In connection with any new development project (i.e., a “greenfield” project), expansion of a facility or Infrastructure Asset of a facility in late-stage development, an Infrastructure Asset could also face construction risks typical for infrastructure businesses, including, without limitation, (i) labor disputes, shortages of material and skilled labor or work stoppages, (ii) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (iii) less than optimal coordination with public utilities in the relocation of their facilities, (iv) adverse weather conditions and unexpected construction conditions, (v) accidents or the breakdown or failure of construction equipment or processes, and (vi) catastrophic events such as explosions, fires and terrorist activities and other similar events beyond the Company’s control. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on the Company. Construction costs could exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project startup. Such unexpected increases could result in increased debt service costs and funds being insufficient to complete construction, which in turn might result in the inability of project owners to meet the higher interest and principal repayments arising from the additional debt required. Delays in project completion can result in an increase in total project construction costs through higher capitalized interest charges and additional labor and material expenses and, consequently, an increase in debt service costs. Delays could also result in an adverse effect on the scheduled flow of project revenues necessary to cover the scheduled operations phase debt service costs, lost opportunities, increased operations and maintenance expenses and damage payments for late delivery. Infrastructure Assets with assets under development could experience operating deficits after the date of completion. In addition, market conditions could change during the course of development that make such development less attractive than at the time it was commenced. In addition, there are risks inherent in the construction work that could give rise to claims or demands against an Infrastructure Asset from time to time. Moreover, market conditions could change during the course of construction that make such development less attractive than at the time it was commenced.

Exposure to energy sector and utility industry pose certain risks to the Company.

The operations of energy companies are subject to many risks inherent in the transporting, processing, storing, distributing, mining or marketing of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other hydrocarbons, or in the exploring, managing or producing of such commodities, including, without limitation: damage to pipelines, storage tanks or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism; inadvertent damage from construction and farm equipment; leaks of natural gas, natural gas liquids, crude oil, refined petroleum products or other hydrocarbons; and fires and explosions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, and could result in the curtailment or suspension of their related operations, any and all of which could result in lower-than-expected returns to the Company.

The Company is permitted to acquire interests in Infrastructure Assets engaged in and relating to the utility asset class. In many regions, including the United States, the electric utility industry is experiencing increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. In response, a number of countries, including the United States, are considering or implementing methods to introduce, promote and retain competition. To the extent competitive pressures increase and the pricing and sale of electricity assume more characteristics of a commodity business, the economics of independent power generation projects into which the Company could acquire might come under increasing pressure. Deregulation is fueling the current trend toward consolidation among domestic utilities, but also the disaggregation of many vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry.

There are regulatory and legal risks related to Infrastructure Assets, which could subject the Company to monetary penalties among other risks.

Many, if not all, of the Company’s Infrastructure Assets will be subject to substantial regulation by governmental agencies. The nature of this regulation exposes the owners of infrastructure assets to a higher level of regulatory control than typically imposed on other businesses. In addition, their operations could often rely on governmental licenses, concessions, leases or contracts that are generally very complex and could result in disputes over interpretation or enforceability. Even though most permits and licenses are obtained prior to the commencement of full project operations, many of these licenses and permits have to be maintained over the project’s life. If the Company or Infrastructure Asset fails to comply with these regulations or contractual obligations, they could be subject to monetary penalties or they could lose their rights to operate the underlying infrastructure assets, or both. Where the ability to operate an infrastructure asset is subject to a concession or lease from the government, the concession or lease could restrict their ability to operate the asset in a way that maximizes cash flows and profitability. Government entities generally have significant influence over such companies in respect of the various contractual and regulatory relationships they could have, and these government entities could exercise their authority in a manner that causes delays in the operation of the business of the infrastructure assets, obstacles to pursuit of the infrastructure strategy or increased administrative expenses. In this regard, the nature and extent of government regulation can also be a key driver of value and returns. Furthermore, permits or special rulings could be required on taxation, financial and regulatory related issues.

The concessions of certain assets are granted by government bodies and are subject to special risks, including the risk that the relevant government bodies will exercise sovereign rights and take actions contrary to the rights of the Company or the relevant Infrastructure Asset under the relevant concession agreement. Indeed, to the extent that the Company acquires assets that are governed by lease or concession agreements with governmental authorities, there is a risk that these authorities might not be able to honor their obligations under the agreement, especially over the long term. The lease or concession could also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, the lease or concession could enable the government to terminate the lease or concession in certain circumstances (such as default by the Company or by an Infrastructure Asset) without requiring the government counterparty to pay adequate compensation. In addition, there can be no assurance that the relevant government bodies will not legislate, impose regulations or taxes or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of the Infrastructure Asset. Indeed, government counterparties could have the discretion to change or increase regulation of the operations of the Infrastructure Assets or to implement laws, regulations or policies affecting their operations, separate from any contractual rights that the government counterparties could have. Governments have considerable discretion in implementing regulations and policies that could impact the Infrastructure Assets, and because infrastructure assets provide basic, everyday services, and face limited competition, governments could be influenced by political considerations and make decisions that adversely affect Infrastructure Assets and their operations. Activities not currently regulated could in the future be regulated.

In addition, infrastructure assets could be subject to rate regulation by government agencies because of their unique position as the sole or predominant providers of services that are often essential to the community. As a result, certain infrastructure assets might be subject to unfavorable price regulation by government agencies. Political oversight of the sector is also likely to remain pervasive and unpredictable and, for political reasons, governments could attempt to take actions which could negatively affect the operations, revenue, profitability or contractual relationships of infrastructure assets, including through expropriation.

Certain Infrastructure Assets might need to use public ways or could operate under easements. Under the terms of agreements governing the use of public ways or easements, government authorities could retain the right to restrict the use of such public ways or easements or to require Infrastructure Assets to remove, modify, replace or relocate their facilities at the Infrastructure Asset’s expense. If a government authority exercises these rights, the Infrastructure Asset could incur significant costs and its ability to provide service to its customers could be disrupted, which could adversely impact the performance of the relevant asset.

Infrastructure Assets are often governed by highly complex legal contracts and documents. As a result, the risks of a dispute over interpretation or enforceability of the legal contracts and documentation and consequent costs and delays could be higher than for other types of Infrastructure Asset. Such risks could be increased by the uncertainty of laws and their application in certain jurisdictions in which the Company will acquire assets. The Company could be adversely affected by future changes in laws and regulations.

Other legal risks relate to environmental issues and industrial actions or to actions by special interest groups and actions or litigation relating to the Infrastructure Asset, ownership, operation and disposition of the Infrastructure Asset that could adversely affect the asset or the value thereof. The risk of such actions or litigation might be higher with regard to infrastructure assets (which could be of a public and/or quasi-monopoly nature) compared to other Infrastructure Asset.

We or I Squared may be subject to claims, investigations and adverse publicity.

I Squared is a global asset manager with a number of strategies and offices and employees around the world. Given the broad spectrum of operations of I Squared, claims (or threats of claims) and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings can and do occur in the ordinary course of its and its affiliates’ (including the Manager’s) business. Such investigations, actions and proceedings may impact the Company, including by virtue of reputational damage to I Squared, or otherwise. Each of the Company and the Manager face the risk of negative publicity, including in matters such as labor disputes and adverse environmental attention, as well as matters arising out of municipal and federal government scrutiny both in the United States and globally. Portfolio company employees and I Squared employees could also pursue claims against I Squared or the Company, which may draw negative publicity, as well as negative news media attention. Such adverse publicity may have a material effect on the Manager’s ability to source an interest in an Infrastructure Asset or otherwise meet the Company’s objectives. Additionally, the unfavorable resolution of such actions could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact I Squared. In addition, such actions and proceedings may involve claims of strict liability or similar risks against the Company in certain jurisdictions or in connection with certain types of activities. While I Squared has implemented policies and procedures designed to protect against non-compliance with applicable rules and regulations, there is no guarantee that such policies and procedures will be adequate or will protect I Squared in all instances.

The long-term profitability of the assets in which the Company acquires will be dependent upon the efficient operation and maintenance of such assets.

The long-term profitability of the assets in which the Company acquires will be dependent upon the efficient operation and maintenance of such assets. Acquisitions in the infrastructure industry could be subject to technical risks, including the risk of mechanical breakdown, spare parts shortages, failure to perform according to design specifications and other unanticipated events that adversely affect operations. An operating failure could lead to loss of a license, concession or contract on which a portfolio asset is dependent. Inefficient operations and maintenance could reduce returns.

The valuations of the Company’s holdings could involve uncertainties and judgmental determinations.

The valuations of the Company’s holdings, which will affect the Company’s performance results, could involve uncertainties and judgmental determinations. When estimating fair value, the Manager will apply a methodology it determines to be appropriate based on accounting guidelines and the applicable nature, facts and circumstances of the respective Infrastructure Assets. However, the process of valuing Infrastructure Assets for which reliable market quotations are not available is based on inherent uncertainties and the resulting values could differ from values that would have been determined had a ready market existed for such Infrastructure Assets and could differ from the prices at which such Infrastructure Assets could ultimately be realized. Further, third-party pricing information could at times not be available regarding certain of the Company’s securities, derivatives, and other assets. If the Manager’s valuation of the Company’s Infrastructure Assets should prove to be incorrect, the net asset value of the Company’s Infrastructure Assets could be adversely affected. Absent bad faith or manifest error, valuation determinations in accordance with the Company’s valuation policies and procedures will be conclusive and binding.

The Company acquires assets with demand, usage and throughput risk, which can affect the performance of such assets.

The Company is permitted to acquire interests in Infrastructure Assets with demand, usage and throughput risk. Residual demand, usage and throughput risk can affect the performance of Infrastructure Assets. For example, some of the Infrastructure Assets could be subject to seasonal variations, and accordingly, the Company’s operating results for any such asset in any particular quarter might not be indicative of the results that can be expected for such asset throughout the entire year. To the extent that I Squared’s assumptions regarding the demand, usage and throughput of assets prove incorrect, returns to the Company could be adversely affected.

Users of the Infrastructure Assets could react negatively to any adjustments to applicable tolls or other usage-related fee rates, or public pressure could cause relevant government authorities to challenge the tolls or other usage-related fee rates. Users of infrastructure might react adversely to tolls or other usage-related fee rates, for example, by avoiding using the infrastructure or refusing to pay the tolls or other usage-related fee, resulting in lower volumes and reduced usage revenues. In addition, adverse public opinion, or lobbying efforts by specific interest groups, could result in governmental pressure on Infrastructure Assets to reduce their tolls or other usage-related fee rates, or to forego planned tolls or other usage-related fee rate increases. I Squared cannot guarantee that government bodies with which assets have concession agreements will not try to exempt certain users’ categories from tolls or other usage-related fees or negotiate lower tolls or other usage-related fee rates. If public pressure or government action forces Infrastructure Assets to restrict their tolls or other usage-related fee rate increases or to reduce their tolls or other usage-related fee rates, and they are not able to secure adequate compensation to restore the economic balance of the relevant concession agreement, the Company’s business, financial condition and results of operations could be materially and adversely affected.

The Company could acquire assets that derive substantially all of their revenues from collecting tolls or other usage-related fees from users of such infrastructure. The tolls or other usage-related fees that are applicable to such infrastructure are set forth in the respective concession agreements entered into by or on behalf of the Company or the relevant Infrastructure Asset and the relevant government body.

After execution of a concession agreement, the relevant government bodies could seek to limit such asset’s ability to increase, or could seek to reduce, tolls or other usage-related fee rates outside the scope of the respective concession agreements, as a result of factors such as general economic conditions, negative consumer perceptions of increases in tolls or other usage-related fee rates, the prevailing rate of inflation, volume and public sentiment about prevailing tolls or other usage-related fee rates.

The Company’s bridge financings may not be able to be refinanced.

The Company is permitted to make bridge financings, subject to certain limitations. If the Company acquires an Infrastructure Asset in a single transaction with the intent of refinancing or syndicating the portion of that Infrastructure Asset constituting a bridge financing, there is a risk that the Company will be unable to successfully complete such a refinancing. This could cause the Company to be less diversified than the Manager intended.

Movements in interest rates could also affect the appropriate discount rate to be used to value Infrastructure Assets, resulting in fluctuations in valuation.

The regulatory regimes governing regulated infrastructure assets typically use prevailing market interest rates in determining the allowed revenue that can be generated from these assets. As a result, revenues fluctuate with interest rate movements. Movements in interest rates could also affect the appropriate discount rate to be used to value the assets, resulting in fluctuations in valuation.

The valuation of the Company’s assets is a difficult task that relies heavily on I Squared’s business judgment.

The valuation of the Company’s Infrastructure Assets is a difficult task that relies heavily on I Squared’s business judgment. In most cases given the relative unique nature of infrastructure in a given sector in a given location, their specific financial and legal structuring, there will rarely be market comparables appropriate to challenge any valuation of a Company asset.

The legal and regulatory infrastructure and the disclosure, accounting, auditing and reporting standard in certain of the countries in which Infrastructure Assets may be made by the Company may, in many respects, be less stringent and not provide the same degree of protection or information to the Company as would generally apply in their home countries. All or any of the foregoing may mean that the value of any of the Infrastructure Assets is less than as stated in financial or other statements prepared or published by the relevant company, venture or project, which in turn would mean that the net assets of the Company reported at a given time may not accurately reflect the realistic value of all or any of the Infrastructure Asset.

The actual realized returns generated by unrealized Infrastructure Assets will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from the assumptions on which the valuations used in the prior performance data contained in the Company’s private placement memorandum are based. Valuations are subject to determinations, judgments and opinions, and other third parties may disagree with such valuations. Although I Squared maintains stringent policies, procedures and financial controls over the valuation process, there can be no assurance that the Company will be able to realize its Infrastructure Asset at a price that is commensurate with the value at which such Infrastructure Asset have been carried on the Company’s books. In addition, there can be no assurance that Infrastructure Asset will ultimately be realized for amounts equal to, or greater than, these valuations, or that the past performance information based on such valuations will accurately reflect the realization value of such Infrastructure Asset.

 The Company expects to acquire assets outside of the United States, which entails additional risks.

The Company expects to acquire assets extensively outside of the United States. Acquiring assets overseas entails additional risks, including currency risk, lack of transparency and the risk of operating in markets with less well-developed legal systems to protect the rights of Shareholders and creditors. In particular, the Company could acquire an interest in Infrastructure Assets in countries considered “emerging markets”. Acquiring assets in emerging markets is likely to involve additional risks and special considerations specific to their local economy, business, regulatory and political system, and not typically associated with Infrastructure Assets in other more established economies or markets in the United States or in non-U.S. countries. Such risks include (a) the risk of nationalization or expropriation of assets or confiscatory taxation, (b) social, economic, and political uncertainty or sovereign risk, including corruption, war, and revolution, (c) high degree of dependence on exports (including commodities exports) and the corresponding importance of international trade and commodities prices, (d) price fluctuations, market volatility, less liquidity, and smaller capitalization of securities markets, (e) currency exchange rate fluctuations, (f) potentially higher rates of inflation (including hyper-inflation), (g) controls on, and changes in controls on, foreign Infrastructure Asset and limitations on repatriation of deployed capital and proceeds from an Infrastructure Asset if made by a non-resident of an emerging market country and on the Company’s ability to exchange local currencies for the dollar, (h) a higher degree of governmental planning, involvement in, and control over, the economies, (i) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies, (j) lack of transparency and differences in accounting, auditing and financial reporting standards or standards of disclosure which could result in the unavailability of material information about issuers, (k) less extensive regulation of the securities markets (including less liquid and more volatile securities markets), (l) longer settlement periods for securities transactions, (m) less developed legal frameworks and standards of corporate governance (which could include frequent and unforeseen changes to local laws and regulations) and less developed corporate laws regarding fiduciary duties and the protection of Shareholders, (n) less reliable judicial systems to enforce contracts and applicable law, (o) certain considerations regarding the maintenance of the Company’s portfolio securities and cash with non-U.S. sub-custodians and securities depositories, (p) foreign restrictions and prohibitions on ownership of property by U.S. entities and changes in foreign laws relating thereto, (q) social or health issues, (r) the risks of terrorism and other acts of violence or war, (s) the possible imposition of foreign taxes on income and gains recognized with respect to such securities, (t) differing tax structures, and (u) non-U.S. tax laws that (1) could adversely impact the cash flow and potential returns from such non-U.S. assets and (2) are subject to change, sometimes with retroactive effect. Furthermore, acquiring assets in emerging markets could require significant government approvals under corporate, securities, exchange control, investment and other similar laws and could require financing and structuring alternatives that differ significantly from those customarily used in more developed countries.

For example, individual markets in Asia are, to varying degrees, influenced by economic, geopolitical and market conditions in other countries throughout the region. Regional tensions, conflicts, hostilities, terrorist attacks or threats of terrorist attacks and political unrest may create an unstable geopolitical climate that could have a material effect on general economic conditions, market conditions and market liquidity. Investors’ reactions to events in one country can have adverse effects on the securities of companies and the value of property and related assets in other countries in which the Company is permitted to acquire Infrastructure Assets. There can be no assurance that financial events of the type that occurred in emerging Asian markets in the late 1990s will not happen again. Disputes between China and its neighboring countries, such as the disputes over islands in the South China Sea and maritime claims, may escalate tension in the region with negative implications on economic fundamentals or potentially place in peril the region’s economic integration and growth. Events and conflicts in Asia may affect trade or contribute to instability within the region.

A significant adverse change in the economy of one country, or a loss of investor confidence in the financial systems of emerging and other markets generally, could cause the Company increased volatility in Asian economies and financial markets and, as a result, have an adverse effect on its Infrastructure Assets. Moreover, there can be no assurance that securities markets will not continue to be affected negatively by events elsewhere or that such events will not adversely affect the value of the Infrastructure Assets. The Manager will attempt to manage the Company in a manner designed to seek to minimize these regional risks relative to the potential for gain, but such risks cannot be entirely eliminated.

In emerging markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision which is in place could be subject to manipulation or control. Some emerging markets countries do not have mature legal systems comparable to those of more developed countries. Moreover, the process of legal and regulatory reform could not be proceeding at the same pace as market developments, which could result in risk. Legislation to safeguard the rights of private ownership could not yet be in place in certain areas, and there could be the risk of conflict among local, regional and national requirements. In certain cases, the laws and regulations governing acquisitions of securities could not exist or could be subject to inconsistent or arbitrary appreciation or interpretation. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in many countries. The Company could also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in non-U.S. courts.

Certain of the emerging markets countries in which the Company expects to acquire assets are currently experiencing rapid economic growth, rising real estate prices, elevated growth in credit and rising inflation. Consequently, certain governments are tightening monetary and fiscal policies in an effort to cool inflation of prices of assets and goods and services. There can be no assurance that the current monetary and fiscal tightening in these countries will not continue or worsen, spread to other countries in which the Infrastructure Assets are located, or make it more difficult for the Company to find appropriate opportunities.

In addition, certain emerging markets countries have experienced a political and social transformation from authoritarian states, including military rule, to more democratic political systems with market-based economies. Some emerging markets countries have made this transition as recently as in the past three decades.

Because of the scale of the political and economic change, certain emerging market markets are often more susceptible to unrest arising from economic hardship, uneven distribution of wealth, discontent with privatization, social and ethnic instability, reform of the social welfare system and public subsidies and the lack of an effective social safety net. Political and macroeconomic crises, prevalent from time to time in emerging markets countries, could adversely affect the return on the Infrastructure Asset.

The Company acquires assets in emerging markets where corruption, security and economic sanctions may be prevalent.

Crime and corruption continue to be prevalent in emerging markets countries in which the Company could acquire assets. While I Squared will use reasonable efforts to avoid knowingly participating in inappropriate transactions with government officials or other individuals or organizations, the businesses in which the Company acquire assets could face risks that include extortion, fraud and other criminal or corrupt activities. Threats or incidents of crime, security threats and corruption could force I Squared to cease or alter certain activities or to liquidate interests in Infrastructure Assets, which could cause losses or have other negative impacts on the Company or its interest in an Infrastructure Asset. The foregoing risks could be magnified with respect to infrastructure assets, including regulated utilities, given their monopolistic nature.

In addition, the governments of the United States or other developed countries could impose trade embargos, border taxes or other restrictions on commercial or financial transactions with particular emerging markets countries that adversely affect the value of acquired businesses held by the Company. Such restrictions could, for example, affect the business of an issuer headquartered, domiciled or holding significant assets in a country targeted by sanctions or an issuer whose suppliers or customers are located in a sanctioned country. The Company could also be prevented from making new or additional investments, realizing existing investments or conducting business with financial institutions in a sanctioned country.

The Company may acquire directly or indirectly state-owned enterprises that have been or will be transferred from government to private ownership and there can be no assurance that any privatizations will be undertaken or, if undertaken, that such plans will be successfully completed or even completed at all.

The Company may acquire directly or indirectly state-owned enterprises that have been or will be transferred from government to private ownership. There can be no assurance that any privatizations will be undertaken or, if undertaken, that such plans will be successfully completed or even completed at all. There can also be no assurance that, if a privatization is undertaken on a private placement basis, the Company will have the opportunity to participate in the investing consortium. Shareholders should also be aware that changes in governments or economic factors could result in a change in an emerging country’s policies on privatization. Should these policies change in the future, it is possible that governments may determine to return infrastructure projects to public ownership. The level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted but could be substantially less than the capital deployed to acquire such companies.

Restrictions and controls on foreign Infrastructure Assets could increase the costs and expenses of the Company.

Foreign investment in the securities of issuers—including Infrastructure Assets—in certain emerging markets is restricted or controlled to varying degrees. These restrictions or controls could, at times, limit or preclude foreign issuers in certain emerging markets and increase the costs and expenses of the Company. Certain countries could restrict acquisition opportunities in issuers or industries deemed important to national interests. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales of securities by foreign investors. In addition, if there is a deterioration in a country’s balance of payments or for other reasons, a country could impose temporary restrictions on, or altogether change its restrictions on, foreign capital remittances abroad. The Company could be adversely affected by delays in or a refusal to grant any required governmental registration or approval for such repatriation or by withholding taxes imposed (even on a retroactive basis) by emerging markets countries on interest or dividends paid on financial instruments held by the Company or gains from the disposition of such financial instruments.

The Company may face difficulties bringing suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in certain emerging markets countries in which the Company could acquire assets varies, the Company (or any Infrastructure Asset) could have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or an Infrastructure Asset could obtain a judgment but is required to seek its enforcement in the courts of one of the emerging markets countries in which the Company acquire assets, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization, or creditors’ rights. Although certain emerging markets countries have recently implemented reforms in their foreclosure and bankruptcy regimes, these foreclosure and bankruptcy systems are still largely unproven.

The Company could face significant environmental risk in connection with its Infrastructure Assets in the emerging markets.

The Company could face significant environmental risk in connection with its interests in Infrastructure Assets in the emerging markets. When compared to the United States, the historical lack of environmental regulation in countries outside the United States has led to widespread pollution of air, ground, and water resources. The legislative framework for environmental liability in these countries has not been fully established or implemented. The extent of the responsibility, if any, for the costs of abating environmental hazards could be unclear when the Company is considering an acquiring an interest in an Infrastructure Asset. Many emerging markets countries have implemented environmental regulations regarding the impact of the development and operation of certain projects in which the Company could acquire assets. These regulations provide the governments of these countries with the power to take action against companies for failure to comply with such environmental regulations, including the imposition of fines and the revocation of licenses and concessions.

The quantity and quality of generally available business information in emerging markets countries could be below international standards and could lead to material differences.

The quantity and quality of generally available business information in emerging markets countries could be below international standards. In addition, accounting, auditing and financial reporting standards, practices and disclosure requirements imposed on companies incorporated in emerging markets countries are generally less stringent than those applicable in more developed countries. This could inhibit the gathering of accurate or material information and hinder effective due diligence in respect of potential Infrastructure Assets. The financial statements of companies in emerging markets countries are typically prepared under local accounting principles and standards, which differ from IFRS or Generally Accepted Accounting Principles in the United States of America (“GAAP”). As a result, the financial statements and reported earnings of Infrastructure Assets could be significantly different from those which would be reported under IFRS or GAAP, and a reconciliation could reveal material differences.

Certain of the Company’s transactions could be undertaken through local brokers, banks or other organizations, and the Company could be subject to the risk of default, insolvency or fraud of such organizations.

Certain of the Company’s transactions could be undertaken through local brokers, banks or other organizations in the markets where the Company could acquire assets, and the Company could be subject to the risk of default, insolvency or fraud of such organizations, which could in emerging markets be at a higher risk than in more developed countries with more sophisticated regulatory systems. There can be no assurance that any amounts advanced to such persons will be repaid or that the Company would have any recourse in the event of default. The collection, transfer and deposit of investments all expose the Company to a variety of risks, including theft, loss and destruction. The Company will also be dependent upon the general soundness of the financial systems of the markets where the Company could acquire assets, which in some cases, particularly in emerging markets, could be less reliable than in more developed countries.

The Company could utilize derivative and swap transactions, which can be highly volatile, can involve certain special risks.

The Company could utilize exchange-traded and over the counter (“OTC”) futures, options and swaps as part of its acquisition policy or for hedging purposes. These instruments can be highly volatile, can involve certain special risks, including market, counterparty, operational and liquidity risk and can expose the Company to a high risk of loss. The low initial margin deposits normally required to establish a position permit a high degree of leverage. As a result, a relatively small movement in the price of a futures contract or a swap could result in a profit or a loss which is high in proportion to the amount of funds actually placed as initial margin and could result in further loss exceeding any margin deposited. Hedging against a decline in the value of an Infrastructure Asset does not eliminate fluctuations in the value of such asset or prevent losses if the value of such Infrastructure Asset declines, but instead establishes other positions designed to gain from those same developments, thus offsetting the decline in such asset’s value. These types of hedge transactions also limit the opportunity for gain if the value of such asset should increase. The success of hedging transactions will be subject to the ability to correctly predict movements in and the direction of, currency exchange rates, interest rates and public security prices. Therefore, while the Company may enter into hedging transactions to seek to reduce these risks, unanticipated changes in currency exchange rates, interest rates or public security prices that do not occur within a given timeframe may result in a poorer overall performance for the Company than if it had not engaged in any hedging transaction.

The Company could also be exposed to the risk of a counterparty defaulting under a derivative contract and therefore be exposed to risk of losses in the event of the bankruptcy of a derivatives counterparty. However, the possible commitment resulting from such derivatives transactions will be limited to the one time maximum of the total asset value. Further, when used for hedging purposes there could be an imperfect correlation between these instruments and the asset or market sectors being hedged. Transactions in OTC derivatives could involve additional risk, as there is no exchange market on which to close out an open position. It could be impossible to liquidate an existing position, to assess the value of a position or to assess the exposure to risk. Such risks could be exacerbated with respect to non-U.S. securities or transactions with non-U.S. counterparties. Additionally, the creditworthiness of a counterparty to any hedging transaction entered into by the Company may change over time and, while such counterparty may have been creditworthy at the time such transaction was entered into, there is no guarantee such counterparty will remain creditworthy throughout the duration of the Company or that such counterparty will be able to perform its obligations under, or pay amounts due on, such hedging transactions. This risk is also subject to, and heightened by, commodity price fluctuations.

In addition, it is not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities or holdings denominated in non-US currencies because the value of those securities or holdings is likely to fluctuate as a result of independent factors not related to currency fluctuations. Costs associated with these arrangements could reduce the returns that the Company otherwise would have achieved had it not entered into these transactions and could expose the Company and Infrastructure Assets to significant risk of loss.

Certain debt holdings could require the Company’s economic interest to be indirect through the through contract (e.g., through a total return swap or other contractual payment of underlying cash flows) rather than direct debt ownership structured through the Company or one or more alternative asset vehicles. Such contractual economic arrangements could lead to fewer governance rights and/or negative or affirmative control over certain of the Infrastructure Assets.

The Company could acquire interests in companies that construct or maintain and operate infrastructure assets in a highly competitive environment.

The Company could acquire Infrastructure Assets in companies that construct or maintain and operate infrastructure assets in a highly competitive environment. Once infrastructure assets become operational, they could face intense competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on government plans and policies. For example, an increase in the number and convenience of alternative routes and competition from other modes of transportation could reduce traffic on toll roads operated by Infrastructure Assets thus materially and adversely affecting performance. Infrastructure Assets could face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Such competition could materially and adversely affect the Company’s business, financial condition and results of operations.

It will primarily be the responsibility of each Infrastructure Asset’s management team to operate the Infrastructure Asset on a day-to-day basis.

Although I Squared will monitor the performance of each Infrastructure Asset, it will primarily be the responsibility of each Infrastructure Asset’s management team to operate the Infrastructure Asset on a day-to-day basis. There can be no assurance that the management of such companies will operate a company successfully.

Infrastructure Assets could involve a high degree of business and financial risk.

Infrastructure Assets could involve a high degree of business and financial risk. These companies could be in an early stage of development, could not have a proven operating history, could be operating at a loss or have significant variations in operating results, could be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, could require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, could have a high level of leverage, or could otherwise have a weak financial condition. In addition, during periods of difficult market conditions or slowdowns in a particular Infrastructure Asset category, industry or region, these companies could experience decreased revenues, financial losses, and difficulty in obtaining access to financing and increased costs. During these periods, these companies could also have difficulty in expanding their businesses and operations and could be unable to pay their expenses as they become due.

The Company is expected to focus its business in certain economies and sectors, which will expose the Company to disproportionate risk.

Although constrained by the Company’s acquisition limitations, the Company could only acquire a limited number of Infrastructure Assets. Indeed, I Squared expects the Company to target acquisitions of Infrastructure Assets in North America, Europe and selected growth economies, in particular, in Asia and Latin America, and in certain sectors. The Company’s geographic and sectoral diversification could become more limited (e.g., holdings could be concentrated in limited geographic areas within the Asia-Pacific region or in particular sectors) due to limited availability of suitable acquisition opportunities. This lack of diversification will expose the Company to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in a particular Infrastructure Asset, and the Infrastructure Assets could be subject to more rapid changes in value than would be the case if the Company were required to maintain a wide diversification among companies, industries and types of securities. To the extent the Company holds assets concentrated in a particular issuer, security, asset class or geographic region, the Company will be more susceptible than a more widely diversified Infrastructure Asset partnership to the negative consequences of a single corporate, economic, political or regulatory event and, therefore, during periods of difficult market conditions or economic slowdown in certain regions or affecting certain infrastructure sectors, the adverse effect on the Company could be exacerbated by any geographical or sectoral concentration of its assets. Unfavorable performance by one or a small number of Infrastructure Assets could substantially adversely affect the aggregate returns realized by the Company.

Our Infrastructure Assets may be subject to more laws than other kinds of assets, including corruption and bribery laws, economic sanctions laws and other border control regulations.

Due to factors including the heightened level of government regulation involved in the infrastructure sector, companies operating in the infrastructure sector generally face more regulations and laws in the areas of corruption and bribery. I Squared and the Company are committed to complying with all anti-corruption and anti-bribery laws and regulations to which they are subject. As a result, the Company could be adversely affected or miss out on opportunities because of the Company’s and I Squared’s unwillingness to participate in transactions that potentially violate such laws and regulations. Such laws and regulations could make it difficult in certain circumstances for the Company to act successfully on Infrastructure Asset opportunities and for Infrastructure Assets to obtain or retain business. In recent years, regulators in the EU, the United States and elsewhere have devoted more resources to enforcement of anti-corruption and anti-bribery laws and regulations, including with respect to Infrastructure Asset made by private credit Shareholders. Any failure to comply with anti-corruption and anti-bribery laws and regulations could have serious legal and reputational consequences, including operational disruptions and financial penalties.

Moreover, I Squared and the Company are subject to economic sanctions laws and regulations that restrict them from dealing with entities, individuals, organizations and/or Infrastructure Assets which are targeted by economic sanctions restrictions which could significantly restrict or limit the Company’s activities in certain countries (in particular, certain emerging markets countries). Enforcement of economic sanctions laws and regulations in the EU, the United States and other jurisdictions and countries is increasing, and failure by I Squared, the Company or Infrastructure Assets to comply with applicable EU, the United States or other relevant economic sanctions could have serious legal and reputational consequences, including operational disruptions and financial penalties.

In addition, the U.S. and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act, the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. See “—Risks Related to Our Structure—We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and Joint Ventures.” Many non-U.S. jurisdictions have similar laws, for example: the EU has adopted an EU-wide mechanism to screen foreign investment on national security grounds and most EU Member States now have a foreign investment screening mechanism in place or has initiated a consultative or legislative process expected to result in the adoption of a new mechanism or amendments to an existing mechanism, adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market; certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies. Beginning in February 2022, the United States and other countries imposed sanctions targeting Russia as a result of actions taken by Russia in Ukraine. In addition, in 2023, certain U.S. states have enacted their own state-level restrictions on Chinese investments. The U.S. government also announced in 2023 an Advanced Notice of Proposed Rule Making, which is seeking comments on a proposed rule that would restrict out-bound investments by U.S. persons in certain national security technologies and products. Other countries may adopt similar outbound investment restrictions in the future.

Under these laws, governments have the authority to impose a variety of actions, including requirements for the advance screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable Infrastructure Assets, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our portfolio companies. These laws could also negatively impact our ability to attract investors and syndication activities by causing us to exclude or limit certain investors in us or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our Infrastructure Assets that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our Infrastructure Assets to comply with them could expose us to significant penalties, sanctions, loss of future Infrastructure Asset opportunities, additional regulatory scrutiny, and reputational harm.

The manner in which Sustainability Risks28 are integrated into business decision-making could have a material negative impact on the Company’s business.

The identification and management of Sustainability Risk is integrated into the business decision-making process for the Company. As part of I Squared’s Infrastructure Asset process, we conduct Sustainability Risk assessments relevant to a particular Infrastructure Asset, including areas for further diligence should the potential Infrastructure Asset move into the due diligence stage of the acquisition process. The Acquisition Team is required to present a Sustainability Risk assessment, including Sustainability factors pertinent to a proposed Infrastructure Asset for review with the I Squared Executive Committee, and obtain the I Squared Executive Committee’s approval prior to making such proposed Infrastructure Asset. The Company will assess each Infrastructure Asset on the merit of the Infrastructure Asset’s “fit” and suitability, financial return, and overall risk, including Sustainability Risk. Acquisitions must be shown to not present significant Sustainability Risks or issues that the Manager using reasonable judgement, believes cannot be avoided, resolved or mitigated in a satisfactory manner, and that would negatively affect the returns of the Company.

After acquiring an Infrastructure Asset, I Squared monitors the performance of its Infrastructure Asset, including relating to certain Sustainability Risk indicators where available, and should ongoing monitoring raise a concern with respect to the Sustainability Risk performance of an Infrastructure Asset, the Acquisition Team will review such concerns and determine the appropriate course of action, including in conjunction with the I Squared Sustainability specialist and the ICOMM where appropriate. Any oversights in this process by the relevant review bodies could have a negative material impact on the Company’s business.

There can be no assurance that all such Sustainability Risks will be successfully identified and mitigated in whole or part, in each case, prior to the date that the risk materializes.

The Company is exposed to Sustainability Risks. The impacts following the occurrence of a Sustainability Risk may be numerous and vary depending on the specific risk, region and type of Infrastructure Asset that is impacted. I Squared seeks to incorporate Sustainability considerations to evaluate financially material risks and value creation opportunities throughout its Infrastructure Asset process. The assessment of how Sustainability Risks can impact the returns of the Company are conducted at the Infrastructure Asset level and the actual impact of such risk depends on the risk occurrence. Accordingly, the likely impacts of Sustainability Risks on returns will be deemed relevant and assessed as part of the acquisition decision process on a case by case basis.

The integration of Sustainability Risks in acquisition decisions relating to the Company, combined with the construction of a diversified portfolio in accordance with the Company’s business objective and strategy, is intended to help mitigate the potential material negative impact of Sustainability Risks on the returns of the Company. However, there can be no assurance that all such Sustainability Risks will be successfully identified and mitigated in whole or part, in each case, prior to the date that the risk materializes.

Compliance with current and future privacy, data protection and information security laws and regulations could increase costs for the Company and/or Infrastructure Assets.

Compliance with current and future privacy, data protection and information security laws and regulations could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and some of our current and planned activities and as such could increase costs for the Company and/or Infrastructure Assets. A failure to comply with such laws and regulation could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and the overall activities of the Company and/or Infrastructure Assets, as well as have an impact on reputation.

[28]	“Sustainability Risk” for this purpose means an environmental, social or governance event or condition that, if it occurs, could cause an actual or a potential material negative impact on the value of an investment.

Infrastructure Assets are subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which they perform activities. As privacy, data protection and information security laws and regulations are implemented, interpreted and applied, compliance costs could increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

General fluctuations in financial markets, market prices of securities or interest rates could adversely affect the value of the Company’s Infrastructure Assets.

General fluctuations in financial markets, market prices of securities or interest rates could adversely affect the value of the Company’s Infrastructure Assets. The ability of assets, companies, projects or businesses in which the Company holds assets to repay their debt obligations (including making payments to the Company as creditor with respect thereto) or refinance debt instruments could depend on their ability to obtain financing, including by selling securities in the high-yield debt or bank financing markets.

Interest rate changes will generally also affect the value of a debt instrument directly (in the case of adjustable rate instruments) or indirectly (in the case of fixed rate instruments). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price.

Any deterioration of the global debt markets (particularly the U.S. debt markets), any possible failure of certain financial services companies, and any significant rise in the market’s perception of counterparty default risk or increases in interest rates or taxes, to the extent that such marketplace events are not temporary and continue, could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of U.S. and global economies. Such an economic downturn could adversely affect the financial resources of Infrastructure Assets and result in the inability of such Infrastructure Assets to make principal and interest payments on outstanding debt obligations to the Company when due. In the event of such defaults, the Company will likely suffer a partial or total loss in such Infrastructure Asset, which could, in turn, have an adverse effect on the Company’s returns.

The Company is exposed to the risk that third parties that could owe the Company or its acquired businesses, securities or other assets will not perform their obligations.

The Company is exposed to the risk that third parties that could owe the Company or its acquired businesses, securities or other assets will not perform their obligations. These parties include trading counterparties, clearing agents, exchanges, clearing houses, custodians, prime brokers, lenders administrators and other financial intermediaries. These parties could default on their obligations to the Company, due to bankruptcy, lack of liquidity, operational failure or other reasons. Nonpayment and nonperformance by such parties will likely reduce revenues and increase expenses, and any significant level of nonpayment and nonperformance could have a negative impact on an Infrastructure Asset’s ability to conduct business, operating results, cash flows and its ability to service debt obligations and make payments to the Company. This risk could arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to the Company or its Infrastructure Assets, or executing securities, futures, currency or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries. Also, any practice of rehypothecation of securities of the Company or its Infrastructure Assets held by counterparties could result in the loss of such securities upon the bankruptcy, insolvency or failure of such counterparties.

The Company will most likely depend on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for it. The terms of the Company’s contracts with third parties surrounding securities transactions could be customized and complex and could occur in markets or relate to products that are not subject to regulatory oversight. In the event of the insolvency of a custodian, the Company will likely not be able to recover equivalent assets in full (or an amount in cash equal to the value of such assets) as it will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, any of the Company’s cash held with a prime broker, custodian or counterparty could not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and the Company therefore could rank as unsecured creditors in relation thereto. The inability to recover the Company’s assets could have a material impact on the performance of the Company. The consolidation and elimination of counterparties resulting from the disruption in the financial markets has generally increased the concentration of counterparty risk and has decreased the number of potential counterparties.

The success of the Company depends in substantial part upon the skill and expertise of the members of the I Squared team and others providing business advice with respect to the Company and the loss of key personnel could have a material adverse effect on the Company.

The success of the Company depends in substantial part upon the skill and expertise of the members of the I Squared team and others providing business advice with respect to the Company. There can be no assurance that these key professionals will continue to be associated with I Squared throughout the life of the Company or that their continued association with the Company will guarantee the future success of the Company. The loss of key personnel could have a material adverse effect on the Company. In addition, the members of the I Squared team could in the future manage newly created partnerships.

There is enhanced scrutiny and certain effects of potential regulatory changes on the private credit industry.

There continue to be discussions regarding enhanced governmental scrutiny and/or increased regulation of the private credit industry and, more generally, there is an increased focus on tax avoidance strategies employed by businesses. There can be no assurance that any such scrutiny, regulation or focus will not have an adverse impact on the Company’s activities, including the ability of the Company to effectively and timely address new rules and regulations or otherwise execute its business strategy or achieve its objectives. In particular, the Company could be required to incur additional costs and expenses in implementing structural changes in the conduct of the Company’s business, including to establish greater substance in certain jurisdictions in which the Company acquires assets or proposes to acquires assets, and the Company could also become directly or indirectly subject to additional tax liabilities (for example through restrictions on or denial of the deductibility of interest expenses against taxable profits). The foregoing could make it less attractive or impractical to continue to make acquisitions in one or more jurisdictions.

 Lack of access to information that is confidential could adversely affect interests in Infrastructure Assets that in some cases could have been avoided had the Company or I Squared had such information.

I Squared and its employees will continue to devote such time and attention to their existing business activities as is required to discharge their duties relating to such activities. Also, as a result of existing Infrastructure Assets and activities, I Squared and its employees could from time to time acquire confidential information that they will not be able to use for the benefit of the Company. Due to these restrictions, the Company might not be able to initiate a transaction that it otherwise might have initiated and might not be able to sell an Infrastructure Asset that it otherwise might have sold. Notwithstanding the foregoing, I Squared could determine, in its sole discretion at any time, that such information could impair its ability to effect certain transactions on behalf of the Company, whether for legal, contractual, or other reasons. Accordingly, I Squared could elect not to receive such information. Lack of access to any such information could adversely affect Infrastructure Assets that in some cases could have been avoided had the Company or I Squared had such information.

In addition, I Squared could be required by law or otherwise to disclose certain confidential information relating to an Infrastructure Asset. Such a disclosure could affect the ability of the Company to realize the relevant Infrastructure Asset or could otherwise adversely affect the Company.

There are substantial business and regulatory risks of Company’s holding alternative assets.

Legal, tax and regulatory changes could occur that could adversely affect the Company at any time during the term of the Company. The legal, tax and regulatory environment for companies that acquire interests in Infrastructure Assets is evolving, and changes in the regulation and market perception of such companies, including changes to existing laws and regulations and increased criticism of the alternative asset industry by some politicians, regulators and market commentators, could adversely affect the ability of the Company to pursue its Infrastructure Asset strategy and the value of Infrastructure Assets held by the Company. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative asset strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative asset industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes could be instituted with respect to the regulations applicable to the Company, I Squared, their respective affiliates, the markets in which they operate and acquires assets or the counterparties with which they do business, or what effect such legislation or regulations might have. There can be no assurance that the Company, I Squared or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations which restrict the ability of the Company to implement its business strategy could have a material adverse impact on the Company’s portfolio. To the extent that the Company or the Infrastructure Assets are or could become subject to regulation by various agencies in the United States or other countries, the costs of compliance will be borne by the Company.

The Company has a lack of operating history.

The Company is a newly formed entity with a limited operating history upon which to base an investment decision or evaluate the Company’s likely performance. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its business objectives and that the value of an interest in the Company could decline substantially or even result in a total loss.

The success of the Company will depend on the ability of the Manager to identify and recommend suitable opportunities to acquire Infrastructure Assets, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of Infrastructure Assets.

No assurance can be given that the Company will be successful in obtaining suitable Infrastructure Assets or that, if the acquisitions are made, the objectives of the Company will be achieved. The success of the Company will depend on the ability of the Manager to identify and recommend suitable Infrastructure Assets, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of Infrastructure Asset.

Acquisition analyses and decisions by I Squared could frequently be required to be undertaken on an expedited basis to take advantage of acquisition opportunities.

Analyses and decisions by I Squared regarding acquiring interests in Infrastructure Assets could frequently be required to be undertaken on an expedited basis to take advantage of Infrastructure Asset opportunities. In such cases, the information available to the Manager at the time of making a decision will likely be limited, and the Manager will likely not have access to detailed information regarding Infrastructure Assets. In addition, the Manager could decide that the costs associated with seeking to obtain certain detailed information regarding the Infrastructure Asset exceeds the anticipated benefit from having such information. Therefore, no assurance can be given that the Manager will have knowledge of all circumstances that could adversely affect an Infrastructure Asset at the time the acquisition decision is made, and the Company could make acquisitions which it would not have made if more extensive due diligence had been undertaken.

Further, the Manager may not have the opportunity to diligence the individual Infrastructure Asset in which the Company participates pursuant to a Joint Venture and certain service contracts. Instead, the Manager will need to depend on its arrangement with, and diligence of, the applicable sourcing or Joint Venture partner. The incentives of such a sourcing or Joint Venture partner, however, may not be aligned with those of the Company, and such a partner will not owe any fiduciary or other similar duties to the Company. Certain Joint Venture or sourcing arrangements may entail the Manager’s binding commitment of a minimum amount to such an arrangement. In connection with a sourcing or Joint Venture arrangement, the Company may be obligated to bear retainers, closing, performance or other fees paid to sourcing, operating and Joint Venture partners, unless the Company is reimbursed for such fees. Sourcing, operating or Joint Venture partners may receive compensation calculated on Infrastructure Asset performance, which may incentivize the making of higher risk Infrastructure Asset, and may incur substantial expenses that are borne by the Company. In addition, the Company or an Infrastructure Asset may compensate sourcing, operating and/or Joint Venture partners for certain services, even where the Manager has the capacity to provide and/or has historically provided the same services to the Company or other I Squared clients without charge. In connection with certain acquisitions, sourcing, operating and/or Joint Venture partners may receive origination fees, commitment fees, carrying costs and breakup fees, upfront fees, amendment fees, prepayment premiums and other types of third-party fees not shared with the Company. The Manager may reduce or waive management fees with respect to sourcing, operating and/or Joint Venture partners in connection with any acquisition by such partners in the Company.

I Squared and the Company could be vulnerable to security breaches and identity theft.

I Squared’s, the Company’s and their respective service providers’ information and technology systems could be vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. For example, unauthorized third parties could attempt to improperly access, modify, disrupt the operations of, or prevent access to these systems of I Squared, the Company and their respective service providers, counterparties or data within these systems. Third parties could also attempt to fraudulently induce employees, customers, third-party service providers or other users of I Squared’s, the Company’s and their respective service providers’ systems to disclose sensitive information in order to gain access and, even with sophisticated prevention and detection systems, there will be instances where data security incidents are not identified in a timely or appropriate manner or at all, which will likely cause further harm to I Squared’s, the Company’s and their respective service providers’ data. I Squared, the Company and their respective service providers have implemented various measures to manage risks relating to these types of events. Additionally, if these systems are compromised, become inoperable for extended periods of time or cease to function properly, I Squared, the Company and their respective service providers could have to make a significant investment to fix or replace them. The failure of these systems and/or disaster recovery plans for any reason could cause significant interruptions in I Squared’s, the Company’s and their respective service providers’ operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data. Such a failure could harm I Squared’s, the Company’s and their respective service providers’ reputation, subject any such entity and their respective associates to legal claims and otherwise affect their business and financial performance. Additionally, any failure of I Squared’s, the Company’s and their respective service providers’ information, technology or security systems could have an adverse impact on its ability to manage the Company.

Similar types of operational and technology risks are also present for the Infrastructure Assets in which the Company acquires assets and the sponsors of such Infrastructure Assets, which could have material adverse consequences for such Infrastructure Assets, and could cause the Infrastructure Asset to lose value.

The Company’s acquisitions could be subject to the Broken Deal Expenses.

The Company’s acquisitions generally require extensive due diligence activities prior to investment. This can include, among others, (i) legal, auditing, investment banking, valuation, consulting, engineering, custody, administration, tax, accounting, and other professional fees, costs, expenses, retainers and/or other payments; (ii) all fees, costs and expenses associated with the discovery, sourcing, evaluation, diligence, financial analysis, negotiation, structuring, making, and potential refinancing of the Company’s proposed and consummated acquisitions, including, without limitation, any meetings and/or travel, accommodation, meal and entertainment expenses related to such prospective acquisitions, any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, private placement fees, syndication fees, bank charges, depositary fees, fees and expenses related to environmental evaluation, closing and execution costs, fees and expenses of consultants, sales commissions, appraisal fees, taxes, underwriting commissions and discounts, brokerage fees and information services; and (iii) all other fees, costs and expenses relating to unconsummated transactions, including, without limitation, submission costs, reverse termination fees and damages and the fees, costs and expenses described in (i) and (ii) above (including, in each of cases (i), (ii) and (iii), such fees, costs and expenses that might have been borne by a co-investment vehicle had the transaction been consummated) (the “Broken Deal Expenses”). The Company will generally bear its allocable portion of Broken Deal Expenses. However, in certain transactions sourced by the Company, co-investors in one or more specific transactions will not necessarily be required to share in the Broken Deal Expenses, either with respect to a co-investment opportunity that is not consummated or with respect to other potential investments that could be offered to the Company. Such co-investors include those with whom I Squared has pre-existing relationships, as well as co-investors that have participated in other completed transactions. By generally bearing the Broken Deal Expenses, the Company provides a benefit to other co-investors in the Company’s Infrastructure Assets. Such co-investors participate in and benefit from the general sourcing of transactions by the Company and I Squared. To the extent a co-investor does not bear its pro rata share (including, without limitation, due to any negotiated expense cap for establishing a co-investment vehicle), any such expenses are borne by the Company.

Non-compete arrangements could have the effect of restricting the ability of the Company to pursue certain opportunities which could otherwise have been considered as potentially suitable for the Company.

Situations could arise in which the Company, I Squared and/or other members of I Squared could be required to enter into certain non-compete or similar exclusivity arrangements with third parties in order to avoid the making of acquisitions on interests in Infrastructure Assets that could compete with other Infrastructure Asset held by the Company or by another I Squared Vehicle. While appropriate protections will typically be sought to limit the scope of such non-compete or exclusivity arrangements (for example, by limiting any non-compete or similar exclusivity arrangements by duration, to specifically identified companies and/or according to specific criteria such as business sector or industry, geographical scope of business operations and/or size of business operations etc.), such non-compete or similar exclusivity arrangements could nonetheless have the effect of restricting the ability of the Company to pursue certain opportunities which could otherwise have been considered as potentially suitable for the Company.

There are various conflicts of interest in our relationship with I Squared, including with our Manager and in the allocation of management resources to I Squared Vehicles and us, which could result in decisions that are not in the best interests of our Shareholders.

I Squared has the power to significantly influence our business and affairs and can exercise significant influence over the Company, including removing directors (including independent directors), electing directors and filling any vacancies on each Board. In addition, the Manager is an affiliate of I Squared, and certain of our executive officers are employees of or otherwise paid by I Squared or one or more of its subsidiaries.

Conflicts of interest will at times arise in allocating time, services, or resources among the business activities of the Company, I Squared Vehicles, I Squared-affiliated investment entities (including proprietary investment entities) and the executives of I Squared. The Manager will devote such time as shall be necessary to conduct the business affairs of the Company in an appropriate manner. However, the Manager and its affiliates will continue to devote the resources necessary to manage I Squared Vehicles and I Squared-affiliated investment entities (including proprietary investment entities), and to manage the investment activities of the executives of I Squared. The Manager and its affiliates are not precluded from conducting activities unrelated to the Company or I Squared Vehicles. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager and its affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

We pay our Manager the Management Fee regardless of the performance of our Infrastructure Assets. Our Manager’s entitlement to the Management Fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking Infrastructure Assets that provide attractive risk-adjusted returns for us. Because such Management Fee is also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our Shareholders. Consequently, we are required to pay our Manager the Management Fee in a particular period despite experiencing a net loss or a decline in the value of our assets during that period.

I Squared has the ability to earn the Performance Participation Allocation, which may create an incentive for our Manager to seek Infrastructure Assets with higher yield potential, which are generally riskier or more speculative, in an effort to increase our short-term performance and thereby increase the Performance Participation Allocation to which it is entitled. In addition, we are required to reimburse our Manager and its affiliates for certain expenses incurred by them on our behalf, as set forth in our Management Agreement. Accordingly, to the extent that our Manager retains other parties to provide services to us, expenses allocable to us will increase. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

I Squared has various Operational Service Costs.

The Manager and its affiliates expect to retain a team of operating directors (the “Operating Directors”) as employees, as well as certain senior policy advisors (the “Senior Policy Advisors”) and operating advisors (the “Operating Advisors”) pursuant to consulting or similar arrangements, who assist with deal sourcing, provide industry, government, public policy, international relations or regulatory insight, advice or due diligence, offer financial and structuring advice, offer Sustainability-related advice or services and perform other services as appropriate (such services, “Operational Services”) for the Manager, the Company and their affiliates.

I Squared has made and could further make collective arrangements for Operating Directors, Senior Policy Advisors or Operating Advisors to provide services to the Company and one or more of other I Squared Vehicles and/or their respective Infrastructure Assets whereby each such party (other than such Operating Director, Senior Policy Advisor or Operating Advisor) compensates such Operating Director, Senior Policy Advisor or Operating Advisor for his, her or its services to such party. To the extent that any Operating Director, Senior Policy Advisor or Operating Advisor provides services to multiple entities (i.e., the Company, other I Squared Vehicles and/or their respective Infrastructure Assets), the Manager will allocate the costs associated with the Operational Services (the “Operational Service Costs”) to the applicable funds and/or their respective Infrastructure Assets on a basis it considers to be fair and equitable. Subject to applicable legal, contractual or similar restrictions, expense allocation decisions will be made by I Squared using its reasonable judgment, considering such factors as it deems relevant, but in its sole discretion, which include, but are not limited to: (i) allocation based on time spent by such persons; (ii) allocation based on capital invested or proposed to be invested by each applicable fund if such Operational Service Costs are related to one or more actual or potential Infrastructure Asset; or (iii) such other basis or bases that the Manager believes to be fair and equitable.

The Company’s share of any Operating Director’s, Senior Policy Advisor’s or Operating Advisor’s compensation and related expenses (i.e., Operational Service Costs), will be borne, directly or indirectly, by the Company (whether paid by the Company, by an Infrastructure Asset or by I Squared and subsequently reimbursed by the Company or an Infrastructure Asset). While such Operational Service Costs will be at rates the Manager believes to be commercially reasonable for the relevant services provided, exclusive arrangements or other factors could result in Operational Service Costs not always being comparable to costs, fees and expenses charged by other third parties. In addition to compensation, Operational Service Costs borne by the Company generally will also include the Company’s share of any travel costs, temporary, semi-permanent or permanent housing or relocation costs or other out of pocket expenses incurred by Operating Directors, Senior Policy Advisors and Operating Advisors in connection with the provision of their services. Accounting, network, communications, administration and other support benefits, including office space, can be provided by I Squared or the Company to Operating Directors, Senior Policy Advisors and Operating Advisors, and the cost of such overhead will be reflected in the rates at which services are charged.

Compensation arrangements such as profits interests, carried interest or similar equity incentive arrangements can result in substantial compensation for Operating Directors, Senior Policy Advisors and/or Operating Advisors, the amount of which is unknowable at the time such arrangements are entered into. As a result, the effective rate of compensation for an Operating Director, Senior Policy Advisor and/or Operating Advisor could ultimately be disproportionally higher than market rates for similar services had they been provided by third parties.

Operating Directors, Senior Policy Advisors and Operating Advisors could also serve on the boards of Infrastructure Assets or as employees or consultants in an operations capacity. Any Operational Service Costs received by Operating Directors, Senior Policy Advisors and Operating Advisors in such capacities will be borne by the Infrastructure Assets and will not reduce the Management Fee paid or Performance Participation Allocation distributed by the Company. Services provided by Operating Directors, Senior Policy Advisors and Operating Advisors could include, without limitation, providing services directly to the Company’s Infrastructure Assets or an individual issuer, whether as an employee or service provider of such issuer, and will otherwise conform to the description of the roles of Operating Directors, Senior Policy Advisors and Operating Advisors above.

I Squared may outsource certain services, which could have additional costs to the Company.

Services that I Squared has historically performed in house for its funds could for certain reasons, including efficiency considerations, be outsourced in whole or in part to third parties at the discretion of I Squared in connection with the operation of the Company. Such outsourced services could include, without limitation, finance/accounting, tax, legal, compliance, human resources, information technology, client services, compliance, trade settlement, corporate secretarial or director services, trade settlement or other support services (collectively, “outsourcing”). Outsourcing could not occur uniformly for all I Squared managed funds and accounts and, accordingly, certain costs could be incurred by the Company through the use of third-party service providers that are not incurred for comparable services used by any other I Squared Vehicle. The decision by I Squared to initially perform particular services in house for the Company or any other I Squared Vehicle will not preclude a later decision to outsource such services, or any additional services, in whole or in part to third parties.

Advisory professionals will have conflicts of interest pursuing the interests of the Company and such other I Squared Vehicle simultaneously.

Members, employees, officers or directors of I Squared that are involved in the management of the Company also will be involved in the management of existing and future other I Squared Vehicles. Certain professionals of I Squared will have significant responsibilities in respect of the Company, on the one hand, and other I Squared Vehicles, on the other. This will present conflicts of interest as such persons pursue the interests of the Company and such other I Squared Vehicle simultaneously.

The Company will have conflicts with the allocations of opportunities with other I Squared Vehicles and conflicting fiduciary duties to other I Squared Vehicles.

I Squared generally has no obligation to offer acquisition opportunities to the Company. Certain I Squared Vehicles and I Squared proprietary entities may invest in Infrastructure Assets which the Company seeks to acquire, including any Seed Assets. Subject to the LLC Agreement and any existing contractual arrangements, I Squared has sole discretion to determine the manner in which opportunities are allocated between the Company, I Squared and other I Squared Vehicles. Allocation of identified opportunities among the Company, I Squared and other I Squared Vehicles presents inherent conflicts of interest where demand exceeds available supply. As a result, the Company’s share of opportunities will be materially affected by competition from I Squared Vehicles and from I Squared proprietary entities. Shareholders should note that the conflicts inherent in making such allocation decisions will not always be to the advantage of the Company. Prospective investors should also note that one or more other I Squared Vehicles which have received investor commitments prior to the Company’s commencement of operations that have objectives, mandates and policies that overlap with those of the Company. Additionally, future I Squared Vehicles may also have objectives, mandates and policies that overlap with those of the Company. According to certain contractual agreements entered into in connection with the other I Squared Vehicles, the Company will only be entitled to receive allocations up to a certain percentage of relevant acquisition opportunities until the applicable I Squared Vehicle’s desired hold size, as determined in I Squared’s sole discretion, in such acquisition opportunities has been fully met, subject to certain exceptions. Current or future investors in other I Squared Vehicles may also negotiate these or other priority allocation rights.

The Company could share in opportunities presented to one or more of the other I Squared Vehicles, subject to any existing contractual arrangements to the contrary, to the extent that I Squared in good faith deems such allocation to be appropriate after taking into account any priority co-investment rights or other co-investment allocations (e.g., among other arrangements, the teams of the Company and/or any other I Squared Vehicles who sourced an Infrastructure Asset and/or any Operating Directors, Senior Policy Advisors and Operating Advisors who have worked or are expected to work on an Infrastructure Asset could co-acquire in such Infrastructure Asset). Likewise, one or more other I Squared Vehicles whose governing documents so permit could share in opportunities presented to the Company to the extent that I Squared in good faith deems such allocation to be appropriate and based on the acquisition allocation considerations. While I Squared will seek to manage potential conflicts arising out of the overlapping objectives of the Company and certain other I Squared Vehicles, there can be no assurance that the return on the Company’s Infrastructure Assets will be equivalent to or better than the returns obtained by any other I Squared Vehicle participating in such Infrastructure Asset. The decision by I Squared to allocate an opportunity to another I Squared Vehicle(s) or provide for any co-investment along such other I Squared Vehicle could cause the Company to forego an opportunity it otherwise would have made. There can be no assurance in the case of overlapping opportunities that the classification of an acquisition opportunity as appropriate or inappropriate for the Company or any other I Squared Vehicle will prove accurate since such determination will be made by I Squared at the time of purchase and frequently will be subjective in nature. Consequently, an investment that I Squared determined was appropriate (or more appropriate) for the Company (or that I Squared determined was appropriate (or more appropriate) for any of the other I Squared Vehicles) could ultimately prove to have been more appropriate for one of the other I Squared Vehicles (or for the Company). Furthermore, the decision as to whether the Company or any of the other I Squared Vehicles should make a particular follow-on investment, or whether the follow-on investment will be shared in the same proportion as the original investment, could differ from the decision regarding the initial purchase due to a changed determination on this issue by I Squared.

From time to time, I Squared could form and operate vehicles through which I Squared, or I Squared’s senior managers and other employees, acquire Infrastructure Assets that lie outside of the Company’s permissible Infrastructure Asset universe. I Squared’s ability to do this is subject to provisions in the LLC Agreement designed to prevent conflicts of interest between the Company, other I Squared Vehicles and I Squared, and to ensure that I Squared’s management team is devoting as much time and attention to the Company as is necessary. Consistent with these requirements and other obligations I Squared owes to the Company, these Infrastructure Asset vehicles are limited to opportunities that are not appropriate for the Company. Nevertheless, such Infrastructure Asset vehicles will give rise to potential conflicts of interest to the extent their activities could compete with the interests of the Company or its Infrastructure Assets or they distract senior management from devoting sufficient time and attention to the Company. See “Item 1A. Risk Factors—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”

There may be overlapping Infrastructure Asset and transactions with portfolio companies, and Infrastructure Asset in portfolio companies also held by other I Squared Vehicles.

The Manager expects to cause the Company to invest alongside other I Squared Vehicles, purchase Infrastructure Asset from other I Squared Vehicles and/or cause the Company to sell all or a portion of Infrastructure Asset to other I Squared Vehicles. The appropriate allocation between the Company and any other I Squared Vehicles of expenses and fees generated in the course of evaluating Infrastructure Asset which are not consummated, such as out-of-pocket fees associated with due diligence, attorney fees and the fees of other professionals, will be determined by I Squared in good faith in accordance with its policies and procedures.

In addition, subject to any applicable provisions in the LLC Agreement, I Squared and/or its affiliates could engage in business opportunities arising from the Company’s acquisition of Infrastructure Assets (for example, without limitation, entering into a Joint Venture with an Infrastructure Asset or making a proprietary investment in an Infrastructure Asset). This creates a conflict of interest, as such interests are a benefit arising from the Infrastructure Asset and could vary from the Company’s interest (e.g., whether to make a follow-on Infrastructure Asset and, if so, how much should be allocated to the Company).

Given the different Infrastructure Asset focuses and other characteristics of the Company and the other I Squared Vehicles, to the extent that the Company and/or one or more other I Squared Vehicles participate in the same Infrastructure Asset opportunity, I Squared could have conflicting loyalties between its duties to the Company and such other I Squared Vehicles, and there could be conflicts of interest arising for a variety of reasons, including, but not limited to, a different basis for a particular Infrastructure Asset, different return expectations and exit horizons and different incentives. As a consequence of the type of Infrastructure Asset held by the Company and the other I Squared Vehicles in the relevant Infrastructure Asset or issuer, each of the Company and the other I Squared Vehicles could have a different assessment of the situation and the approach that best serves its interest, including in respect of significant matters such as the best exit strategy for an Infrastructure Asset, the quality of the management team, the achievability of a company’s financial budget or the economic and other terms of an Infrastructure Asset (such as the interest rate to be paid, the security granted, the nature of the covenants and terms of amendments or restructurings). If a conflict of interest were to arise, I Squared could take certain actions that, in the absence of such conflict, it would not take, which could have an adverse impact on the Company and have the effect of benefiting other I Squared Vehicles at the expense of the Company.

Risks Related to Our Debt Investments

The nature of the debt securities and other interests in which the Company acquires could lead to the Company’s rate of return objectives not being realized.

The debt securities and other interests in which the Company invests includes secured or unsecured debt securities at various levels of an issuer’s capital structure, which could be subordinated to substantial amounts of senior indebtedness, and other parts of an issuer’s capital structure will remain that are senior to the investments made by the Company (e.g., senior secured debt), all or a significant portion of which could be secured. Senior creditors will have significant influence, which could exceed the influence of the Company or issuer, which may be an Infrastructure Asset in certain scenarios. In addition, the debt securities in which the Company will invest could not be protected by financial covenants or limitations upon additional indebtedness, could have limited liquidity, and could not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligations, and (iii) environmental liabilities that could arise with respect to collateral securing the obligations. The Company’s interests in certain Infrastructure Assets or debt investments could be subject to early redemption features, refinancing options, pre-payment options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by the Company earlier than expected, resulting in a lower return to the Company than anticipated or underwritten. In addition, depending on fluctuations of the equity markets and other factors, warrants and other convertible instruments could become worthless. Accordingly, there can be no assurance that the Company’s rate of return objectives will be realized.

The Company will have a lack of liquidity for certain of its Infrastructure Assets, including credit investments.

Credit investments, including credit investments in Infrastructure Assets, can be illiquid and long-term. Illiquidity can result from the absence of an established or liquid market for debt securities as well as legal and contractual restrictions on their resale by the Company. In addition, the Company is permitted to acquire stressed or distressed debt securities, which are often less liquid than performing debt securities. The Company’s holdings in illiquid debt securities could restrict its ability to dispose of debt securities in a timely fashion and for a fair price, which could materially adversely affect the performance of the Company. As a result of the Company’s exposure to losses, including a potential loss of principal, and the illiquidity of its interests in certain Infrastructure Assets and credit investments generally, Shareholders could potentially lose all or a portion of their investment in the Company. There can be no assurance that that the market will not experience periods of significant illiquidity in the future.

Additionally, securities markets in emerging economies are typically less liquid, more volatile and less subject to governmental supervision than the securities markets of developed economies. Acquiring securities listed in such markets could be affected by factors not present in regulated environments, including a lack of uniform accounting, auditing, disclosure and financial reporting standards. Positions in publicly traded securities in such markets may turn out to be much more difficult to liquidate than similar positions in the securities markets in developed countries.

The Company could engage in the origination of debt, as well as acquire certain types of securities, each of which contains risks.

The Company could engage in the origination of debt or debt-linked securities, including hybrid debt, Shareholder loans with associated debt-linked warrants, and preferred equity. If the Company engages in such activities, it will be subject to applicable laws in each jurisdiction in which such activities take place. Such laws are frequently highly complex and can include licensing requirements. The market for originating debt and debt-linked securities is highly competitive.

Mezzanine investments involve a high degree of risk with no certainty of any return of capital. Although mezzanine securities are typically senior to common stock and other equity securities in the capital structure, they can be either contractually or structurally subordinated to large amounts of senior debt and are usually unsecured. Mezzanine investments can also be structurally subordinated, for example in the case of an investment at the holding company level. Investments in highly leveraged issuers are intrinsically more sensitive to declines in issuer revenues and to increases in issuer expenses. Issuers could face intense competition, changing business and economic conditions or other developments that could adversely affect their performance. Moreover, rising interest rates could increase an issuer’s interest expense. There can be no assurance that an issuer will generate sufficient cash to service its obligations. Moreover, a debt security or obligation bearing PIK interest will generally have a higher risk of non-payment of interest since there might be no cash payments of interest from the issuer prior to maturity or refinancing. In addition, many of the remedies available to mezzanine holders are available only after satisfaction of claims of senior creditors. Therefore, in the event that an issuer does not generate adequate cash flow to service its debt obligations, the Company could suffer a partial or total loss of deployed capital.

The Company is permitted to also acquire second-lien loans, which entail risks including (i) the subordination of the Company’s claims to a senior lien in terms of the coverage and recovery of the collateral and (ii) the prohibition of or limitation on the right to foreclose on a second-lien or exercise other rights as a second-lien holder. In certain cases, therefore, no recovery will be available from a defaulted second-lien loan. The level of risk associated with investments in second-lien loans increase to the extent such investments are loans of distressed or below investment grade companies.

The Company intends to acquire senior secured loans, which would typically have limited mandatory amortization and interim repayment requirements. A low level of amortization of any directly originated senior secured loans over the life of such senior secured loans could increase the risk that an issuer will not be able to repay or refinance the senior secured loans held by the Company when it comes due at its final stated maturity.

The Company’s may acquire securities that are deeply subordinated in what will typically be a complex capital structure. Accordingly, such securities will be subject to a greater risk of loss than securities that are more senior. The Company may also acquire securities that are unsecured obligations of their issuers, often in situations in which such issuer has substantial secured obligations outstanding or such securities are at various levels of such issuer’s capital structure.

The Company is permitted to acquire convertible debt securities to the extent that the Manager believes such holding offers potential for capital appreciation. There is no minimum credit standard that is a prerequisite to the Company’s investment in any security, and most debt securities and preferred equity that offer potential for capital appreciation are likely to be non-investment grade.

Although it is not a primary investment focus of the Company, the Company is permitted to acquire distressed entities from time to time (e.g., defaulted, out-of-favor or distressed bank loans and debt securities or other nonperforming, underperforming or other troubled assets). Certain of the Company’s assets could, therefore, include securities of issuers—including Infrastructure Assets—that are highly leveraged, with significant burdens on cash flow and that involve a high degree of financial risk, including loss of a portion of or the entire assets acquired by the Company.

These Company holdings could include non-investment grade securities or interests in non-investment grade securities, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. It is anticipated that such assets generally will be subject to greater risks than investment grade corporate obligations. These risks could be exacerbated to the extent that the portfolio is concentrated in one or more types of securities.

The Company is permitted to acquire other structured products. The Company’s holdings in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged.

The Company’s business program can include acquisitions of bank loans, participations in loans by way of syndication or otherwise and credit-linked notes (“CLNs”). These obligations are subject to unique risks, including (a) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights and bankruptcy laws, (b) so called lender liability claims by the issuer of the obligations, (c) environmental liabilities that could arise with respect to collateral securing the obligations and (d) limitations on the ability of the Company to directly enforce its rights with respect to participations and CLNs.

Risks Related to the Energy Industry

The clean energy industry can be significantly affected by various factors, which could have a negative impact on the Company.

The clean energy industry can be significantly affected by obsolescence of existing technology, short product cycles, falling prices and profits, competition from new market entrants and general economic conditions. Further, the clean energy industry can be significantly affected by intense competition and legislation resulting in more strict government regulations and enforcement policies and specific expenditures for cleanup efforts and can be subject to risks associated with hazardous materials. The clean energy industry can be significantly affected by fluctuations in energy prices and supply and demand of alternative energy fuels, energy conservation, the success of exploration projects and tax and other government regulations. The industry also can be significantly affected by the supply of and demand for specific products or services, the supply of and demand for oil and gas, the price of oil and gas, production spending, government regulation, world events and economic conditions. This industry sector is relatively nascent and under-researched in comparison to more established and mature sectors and should therefore be regarded as having greater acquisition risk. Changes in U.S., European and other governments’ policies towards alternative power and power technology also may have an adverse effect on the Company’s performance. The price of crude oil, natural gas, electricity produced from traditional hydro power and that generated from nuclear power and possibly other as yet undiscovered energy sources could potentially have a negative impact on the competitiveness of renewable energies.

The Company will indirectly be subject to the risks associated with the utility and energy sectors.

Given that the Company, as part of its objectives, seeks to acquire interests in Infrastructure Assets that seek to transition utility and energy businesses toward carbon reduction, the Company will indirectly be subject to the risks associated with the utility and energy sectors. Risks that are intrinsic to the utility and energy sectors include difficulty in obtaining an adequate return on deployed capital, difficulty in financing large construction programs, restrictions on operations and increased cost and delays attributable to environmental considerations and regulation, difficulty in raising capital in adequate amounts on reasonable terms in periods of high inflation and unsettled capital markets, technological innovations that may render existing plants, equipment or products obsolete, the potential impact of natural or man-made disasters, exposure to health, safety and security risks, increased costs and reduced availability of certain types of fuel, occasionally reduced availability and high costs of natural gas for resale, the effects of energy conservation, the effects of a national energy policy and lengthy delays and greatly increased costs and other problems associated with the design, construction, licensing, regulation and operation of utility and power generation facilities. There are substantial differences among the regulatory practices and policies of various jurisdictions and any given regulatory agency may make major shifts in policy from time to time. There is no assurance that regulatory authorities will, in the future, grant rate increases or that such increases will be adequate to permit the payment of dividends on common stocks issued by a utility or energy company. Additionally, existing and possible future regulatory legislation may make it even more difficult for utilities or energy enterprises to obtain adequate relief. Governmental authorities may from time to time review existing policies and impose additional requirements governing the licensing, construction and operation of power plants. In many regions, including the United States, the electric utility industry, in particular, is experiencing increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. In response, a number of countries, including the United States, are considering or implementing methods to introduce, promote and retain competition. To the extent competitive pressures increase and the pricing and sale of electricity assume more characteristics of a commodity business, the economics of independent power generation projects into which the Company may acquire assets may come under increasing pressure. Deregulation is fueling the current trend toward consolidation among domestic utilities, but also the disaggregation of many vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry. Prolonged changes in climatic conditions can also have a significant impact on both the revenues of an electric and gas utility as well as the expenses of a utility, particularly a hydro-based electric utility. Changes in environmental conditions, such as hydrology and wind, could materially adversely affect the volume of electricity generated at electric generating stations, which could materially impact revenue and cash flow. Environmental conditions have natural variations from season to season and from year to year and may also change permanently because of climate change or other factors outside of I Squared’s control.

The ownership, construction, operation and transition of new or existing utility and energy companies carry an inherent risk of liability related to health, safety, security and the environment, including the risk of potential civil liability or of government imposed orders to remedy unsafe conditions and/or to remediate or otherwise address environmental contamination or damage. The operations of energy companies, in particular, are subject to many risks inherent in the transporting, processing, storing, distributing, mining or marketing of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other hydrocarbons, or in the exploring, managing or producing of such commodities, including, without limitation: damage to pipelines, storage tanks or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism; inadvertent damage from construction and farm equipment; leaks of natural gas, natural gas liquids, crude oil, refined petroleum products or other hydrocarbons; and fires and explosions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, and may result in the curtailment or suspension of their related operations, any and all of which could result in lower than expected returns to the Company.

Acquisitions of new or existing utility and energy companies could also be exposed to potential penalties for contravention of health, safety, security and environmental laws. In the ordinary course of business, owners of utility and energy companies incur capital and operating expenditures to comply with health, safety, security and environmental laws to obtain licenses, permits and other approvals and to assess and manage related risks. The cost of compliance with these laws (and any future laws or amendments enacted) may increase over time and result in additional material expenditures. Certain Infrastructure Assets may become subject to government orders, investigations, inquires and other proceedings (including civil claims) relating to health, safety, security and environmental matters as a result of which such Infrastructure Asset’s operations may be limited or suspended. The occurrence of any of these events and any changes, additions to or more rigorous enforcement of health, safety, security and environmental laws could have a material and adverse impact on an Infrastructure Asset’s operations and result in additional material expenditures. Additional environmental, health and safety issues relating to presently known or unknown matters may require unanticipated expenditures, or result in fines, penalties or other consequences (including changes to operations) that may be material and adverse to the Infrastructure Asset. Furthermore, in the ordinary course of business utility and energy companies are involved in various legal actions that could expose such companies to liability for damages. The outcome with respect to outstanding, pending or future actions cannot be predicted with certainty and may be adverse to the Infrastructure Asset and as a result could have a material adverse effect on such Infrastructure Asset’s assets, liabilities, business, financial condition, results of operations and cash flow. Such Infrastructure Asset are subject to governmental or regulatory investigations from time to time. Governmental and regulatory investigations, regardless of their outcome, are generally costly, divert management attention and have the potential to damage the Company and I Squared’s reputation. There has been increasing global focus on the implementation and enforcement of anti-bribery and anti-corruption legislation by various governmental agencies, including the SEC and the Department of Justice in the United States. The unfavorable resolution of any governmental or regulatory investigation could result in criminal liability, fines, penalties and other monetary or non-monetary remedies and could materially affect the operations of the Infrastructure Asset.

The Company will indirectly be subject to the risks associated with new and disruptive technologies.

Given that the Company intends, as a part of its acquisition strategy, to acquire assets that the Manager believes will seek to transition certain businesses towards energy or resource efficiency, the Company may acquire Infrastructure Assets that make use of older, sustaining or little to no technology, in which case, the value of any such Infrastructure Assets could be adversely impacted by competitors developing and/or utilizing new, disruptive technologies. Further, competitors may implement such disruptive technologies over a period of time during which the market, including I Squared, is not aware of, or has access to, such developments. As a result, while I Squared may seek to assist an Infrastructure Asset with making technological improvements, any such Infrastructure Asset that does not utilize certain technologies for any reason may be at a competitive disadvantage and, as a result, the lack thereof of the adoption of such technologies may have a material adverse effect on the Infrastructure Asset or may even lead to an entire asset class becoming obsolete. The Company may also acquire Infrastructure Assets that use newly developed, less proven technologies. There is no guarantee that such new technologies will perform as anticipated, especially in a field of rapidly changing technologies. The failure of a technology to perform as anticipated or its obsolescence, due to the development and utilization of new and disruptive technologies or otherwise, may materially and adversely affect the performance of certain Infrastructure Assets that invest in or use such technologies and certain Infrastructure Assets that do not benefit from such technologies.

Risks Related to Transactions with Affiliates and Infrastructure Assets

The allocation of co-investment opportunities could give rise to various risks.

Certain of the Company’s Infrastructure Asset could give rise to co-investment opportunities alongside another vehicle in order to fund specific projects or acquire specific assets. Such opportunities could not be appropriate for the Company due to the scale or type of investment or due to other strategic reasons. I Squared could have a role in sourcing funding for such projects. In exercising its sole discretion in connection with such co-investment opportunities, I Squared is permitted to consider some or all of a wide range of factors, which could include factors which benefit I Squared, such as the likelihood that an investor could be a future fund sponsored by I Squared. Additionally, such co-investors could include investors that have economic or business interests or goals that are inconsistent with those of the Company, or would otherwise be competitors of the Company in respect of unrelated Infrastructure Asset opportunities. I Squared could be subject to conflicts of interest when establishing the terms of such co-investment and the allocation of such opportunities. In addition, the Company could co-invest with third parties through partnerships, joint ventures or other entities or arrangements, which, in certain circumstances, could subject the Company to liability for actions of its third-party co-venturer or partner through which a co-investment could be made. There is no assurance that any of these potential or actual conflicts will be resolved in favor of the Company.

There will be circumstances where an amount that could have otherwise been acquired by the Company is instead offered to co-investors. This will likely be due to I Squared’s determination that allocating such portion to co-investors is in the Company’s interest, for instance in order to increase diversification, but such allocation could also involve a benefit to I Squared including, without limitation, larger commitments to the Company or any other I Squared Vehicles from acquirers that receive such allocations, or a management fee or priority profit share (or similar) or carried interest from the co-investment opportunity. Conversely, if the Company is unsuccessful in syndicating a portion of its holding to co-investors as planned, the Company could end up acquiring a larger amount in an Infrastructure Asset than it would otherwise have invested in the absence of a co-investment program.

The Company’s ability to achieve certain co-investment objectives assumes that the Company will be able to negotiate and execute mutually acceptable terms and conditions in respect thereof. Such investments will involve additional risks which could not be present opportunities which do not involve a co-investment, including the possibility that a co-investor could at any time have economic or business interests or goals that are not consistent with those of the Company or that a co-investor could be in a position to take action contrary to the Company’s objectives, or could default on its obligations resulting in a negative impact on such Infrastructure Asset, or including the Manager’s ability to exit the Infrastructure Asset. In addition, the Company could in certain circumstances be liable for the actions of its third-party partners or co-investors, including other I Squared Vehicles. While the Company intends to mitigate these risks contractually through co-investment Infrastructure Asset agreements, there can be no assurance that it will be successful in doing so.

Conflicts between I Squared or its affiliates and the Company regarding syndication of Infrastructure Assets and warehousing may not be resolved in favor of the Company.

I Squared, I Squared Vehicles, or affiliates or related parties of the foregoing or other parties (including, for the avoidance of doubt, any bank warehouse, which may be structured as a securitization, a total return swap, junior and/or “first loss” notes, the price of which will be linked to the value of the underlying assets, or otherwise, which in each case may be guaranteed, financed or partially financed by any of the foregoing) could acquire an asset (including, for the avoidance of doubt, each Seed Asset) as principal and subsequently sell some or all of it to the Company, I Squared Vehicles or co-investors in an affiliate or related party transaction. Similarly, the Company may acquire an Infrastructure Asset (including a Seed Asset) and subsequently syndicate, or sell some or all of it, to I Squared, I Squared Vehicles, co-investors, or affiliates or related parties of the foregoing or other third parties, notwithstanding the availability of capital from the Shareholders and other investors thereof or applicable credit facilities. While it intends to transfer certain Infrastructure Assets on behalf of the Company following the contribution of the Seed Assets to the Company (together with the Seed Assets, the “Warehoused Assets”) at cost, the Manager may cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair value of any such Infrastructure Asset (including any Warehoused Asset) may have declined below or increased above cost from the date of acquisition to the time of such transfer. In the event that any Warehoused Asset is transferred to the Company at cost plus carrying cost, such carrying costs are expected to be paid by the Manager, and the Company or each Series, as applicable shall reimburse the Manager its proportionate share of such expenses pursuant to the Expense Limitation Agreement. See “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement.” The Manager may also determine another methodology for pricing these transfers, including fair value at the time of transfer. It may be possible that the Company acquires transferred Infrastructure Assets at above fair value, and/or separately sells them at below fair value. The Company and any Controlled Portfolio Company of the Company shall not consummate any sale of an Infrastructure Asset to, or acquisition of an Infrastructure Asset from I Squared, any I Squared Vehicle, any of their respective affiliates or any Controlled Portfolio Company unless such transaction (A) is on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third-party and (B) has been approved in advance by (x) the Principal Committee (or member thereof) and (y) a majority of the independent directors, which may include the approval of the applicable Audit Committee (“Special Approval”). The Manager or its affiliates will be permitted to retain any portion of an Infrastructure Asset (including any Warehoused Asset) initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, the Manager may require the Company and I Squared Vehicles to enter into conditional purchase agreements, where the Company and/or I Squared Vehicles agree to acquire future Warehoused Assets: (i) prior to their original acquisition; and (ii) prior to the Company and I Squared Vehicles having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Company and/or I Squared Vehicles (as the case may be) having sufficient available capital in order to acquire the relevant Warehoused Assets. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of Infrastructure Assets (including any Warehoused Asset) to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, I Squared will have a conflict of interest if I Squared were to receive fees, including an incentive allocation, from an I Squared Vehicle acquiring from or transferring to the Company all or a portion of an Infrastructure Asset (including any Warehoused Asset). In addition, since I Squared Vehicles are expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such I Squared Vehicles will dispose of any such investment at the same time or on the same terms as the Company.

These conflicts related to syndication of Infrastructure Assets (including any Warehoused Asset) and warehousing will not necessarily be resolved in favor of the Company, and Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. By subscribing for Shares, Shareholders will be deemed to approve the syndication of Infrastructure Assets (including any Warehoused Asset) and warehousing to the extent the terms of such transactions are (A) on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third-party and (B) have been approved in advance by (x) the Principal Committee (or member thereof) and (y) Special Approval.

The calculation of amounts due to the Manager in connection with the Company and each Infrastructure Asset is complex and at times based on estimates and/or subject to periodic reconciliations, and there may be calculation errors, true-ups and/or repayments.

The calculation of amounts due to the Manager in connection with the Company and each Infrastructure Asset (including amounts owed in respect of Performance Participation Allocation, services provided by I Squared and related service providers, cost allocations and other matters) is complex and at times based on estimates and/or subject to periodic (post-transaction) reconciliations. I Squared may make errors in calculating such amounts and/or recognize over- or under-estimates of such amounts in performing routine reconciliations and/or other internal reviews. When such an error or under- or over-estimate that disadvantaged the Company is discovered, I Squared will make the Company whole for such amount based on the particular situation, which may involve a return of distributions or fees or a waiver of future distributions or fees, in each case in an amount necessary to reimburse the Company for such over-payment. As a general matter, I Squared does not expect to pay interest on such amounts. Likewise, when an error or under- or over-estimate that advantaged the Company is discovered, I Squared will make itself whole for such amount, as applicable, and generally will not charge interest in connection with any such make-whole payment.

I Squared and the Company may be required to enter into confidentiality agreements that could constrain the Company’s acquisition flexibility.

In the course of sourcing acquisitions and its acquisition process, I Squared or the Company will be required to enter into confidentiality agreements with third-party firms or Infrastructure Assets that could prohibit the Company from publicly disclosing sensitive information relating to the third-party firm, their acquisitions and these Infrastructure Assets. These arrangements could either restrict the information that the Company is permitted to share or could possibly result in liabilities for the Company, such as pursuant to the U.S. Freedom of Information Act or other similar state or local laws, publicly discloses such information in response to an information request or otherwise. I Squared or the Company could choose, but are not required, to decline such acquisition opportunities in order to avoid the risk of exposing the Company to these categories of liability. As a result, the Company’s acquisition flexibility could be constrained, which could adversely impact the aggregate returns realized by the Company.

Risks Related to Our Structure

We will depend on the Manager to achieve our business objectives.

I Squared is able to control the appointment and removal of all members of each Board, including each Board’s independent directors, and, accordingly, exercises substantial influence over each Series.

In addition, the success of the Company depends on the ability of the Manager and its affiliates to identify and consummate suitable Infrastructure Assets and to dispose of Infrastructure Assets of the Company at a profit. The Company relies on the skill and expertise of the Manager and others providing advice and services with respect to the Company. There can be no assurance that these key business professionals or other persons will continue to be associated with or available to the Manager or its affiliates throughout the life of the Company. The loss or reduction of the services of one or more of such persons could have an adverse impact on the Company.

Furthermore, all of I Squared’s members (including key personnel such as certain of our executive officers) are responsible for the broader I Squared platform and, as a result, not all of their business time will be devoted to the Company as they will be responsible for the day-to-day activities and investments of certain I Squared Vehicles (including, without limitation, infrastructure funds, vehicles and/or accounts). In addition, I Squared may from time to time establish new I Squared Vehicles that focus on investments that fall within and outside of the Company’s strategy and objective and I Squared professionals (including certain of the Company’s team members) will spend time and attention on such I Squared Vehicles.

Finally, there can be no assurance that I Squared’s resources, relationships, and expertise will be available for every transaction. In addition, professionals and committee members can be replaced or added over time or required to recuse themselves or otherwise be restricted from participating in any related decision by the relevant committee because, for example, they have acquired confidential information relating to an Infrastructure Asset through their involvement with an I Squared Vehicle and applicable securities laws or regulations, contractual confidentiality obligations or other applicable legal or regulatory considerations restrict their ability to participate on behalf of the Company in the management of the relevant Infrastructure Asset. Modifications to I Squared’s management, operating and acquisition procedures, which can be modified at any time, can also result in changes to the professionals and other resources that the Manager has access to with respect to the management of the Company and its Infrastructure Assets.

While we believe neither Series is nor will be an investment company under the Investment Company Act, we cannot guarantee we will always be able to maintain our intended status under the Investment Company Act.

We intend to conduct our operations so that neither Series I nor Series II would be defined as an investment company as that term is defined and used under the Investment Company Act. All of Series I’s assets are indirect interests in Series II, and Series I indirectly owns 100% of the outstanding voting securities of Series II. Series II, in turn, conducts its operations directly and through wholly or majority-owned subsidiaries, so that Series II and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act.

The Investment Company Act contains two primary definitions for the term “investment company.” Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities. We refer to this as the “Subjective Test.” Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. We refer to this as the “Objective Test.” Excluded from the term “investment securities,” as that term is used under the Objective Test, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

The Company does not believe either Series is or will become an “investment company” under either definition. We believe neither Series is an investment company under the Subjective Test because the Company does not engage primarily or hold itself out as proposing to become engaged primarily in the business of investing, reinvesting, or trading in securities. Series I will engage in all of its business activities through Series II. Series II in turn will be primarily engaged in the non-investment company business of managing our Joint Ventures and its other subsidiaries, and our Joint Ventures will be in the business of owning and managing our Infrastructure Assets. We do not believe these activities primarily involve investing, reinvesting or trading in “securities” because Series II’s general partner interests in most of our Joint Ventures will not be “securities.” We monitor our holdings, activities, and income on an ongoing basis and determine our compliance with the Subjective Test in accordance with the requirements of the Investment Company Act.

We believe neither Series is an investment company under the Objective Test because more than 60% of the value of each Series’ assets, exclusive of cash and government securities, will be assets that are not “investment securities,” as that term is defined and used under the Investment Company Act. It is expected that all of Series I’s assets will be its indirect interests in Series II. Series II is expected to primarily own general partner interests in Joint Ventures, and those Joint Ventures are expected to primarily be outside the definitions of “investment company” found under the Subjective Test and the Objective Test, or to rely on an exception from the definition of “investment company” other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act, because those Joint Ventures will majority-own or primarily control their underlying Infrastructure Assets. Consequently, Series II’s general partner interests in these Joint Ventures that majority-own or primarily control their Infrastructure Assets (which are collectively expected to constitute most of our assets when measured by value) generally will not constitute “investment securities.” Accordingly, we believe the Company is not and will continue not to be considered an investment company under the Objective Test.

We make the determination of whether an entity is a majority-owned subsidiary of the Company. The Investment Company Act defines a “majority-owned subsidiary” of a person as a company that represents 50% or more of the outstanding voting securities owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least 50% of the outstanding voting securities as majority-owned subsidiaries for purposes of the Objective Test. Moreover, we are responsible for making our own determination as to whether our interests in certain of our Joint Ventures are “securities” as guided by federal court precedent and applicable SEC guidance. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary or any of our holdings as non-securities and the SEC has not done so. If a court of law were to disagree with our treatment of one or more Joint Venture or Infrastructure Assets as majority-owned subsidiaries and/or holdings of “securities,” we would need to adjust our assets in order to continue to pass the Subjective Test and/or the Objective Test or register each Series as an investment company. Any such adjustment in our assets could have a material adverse effect on our business or the value of an investment in either or both Series.

Some of our majority-owned subsidiaries may rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of “investment company,” respectively, (i) any person who is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of merchandise, insurance and services; or (ii) any person who is primarily engaged in the business of making loans to manufacturers, wholesalers and retailers of, and to prospective purchasers of, specified merchandise, insurance and services. The SEC staff has issued no-action letters interpreting Section 3(c)(5)(A) and (B) pursuant to which it has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). We believe that most of the loans that we might provide financing to infrastructure projects would have a direct nexus to the purchase price of specific merchandise (e.g., building materials and equipment) or services (e.g., labor costs related to the planning and construction of such projects). Accordingly, we believe that most of these loans qualify towards establishing that the lending activities permitted under Section 3(c)(5)(A) and/or (B) would be the primary business of the relevant subsidiary. We do not expect that the value of loans held by any of our lending subsidiaries will amount to a significant portion of the Company’s overall assets. However, no assurance can be given that the SEC or the SEC staff will concur with this position. In addition, the SEC or the SEC staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying with this exclusion. A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) and/or (B), to fall within the definition of “investment company,” and negatively affect our ability to not fall within the definition of investment company under the Investment Company Act.

Notwithstanding our intentions and expected efforts, there can be no assurance that each Series will avoid being deemed an investment company under the Investment Company Act.

Either the Manager or the Company may need to register under the Commodity Exchange Act of 1936.

Registration with the CFTC as a “commodity pool operator” or any change in the Company’s, the Manager’s or its affiliates’ operations (including, without limitation, any change that causes the Manager or its principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the Manager’s ability to rely upon an exemption from registration could adversely affect the Company’s ability to implement its investment program, conduct its operations and/or achieve its objectives and subject the Company to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Manager to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on the Company’s ability to implement its investment objectives and to hedge risks associated with its operations.

We may take actions or forgo potential opportunities to ensure that we are not deemed an investment company.

As stated above, the Company seeks to continue to conduct its operations so that neither Series would fall within the definition of an investment company under the Investment Company Act. When determining whether to acquire any additional assets, we will analyze both (i) the status of the potential asset under the Investment Company Act and (ii) the potential effect of such asset on the status of Series I and Series II. Additionally, we will analyze the Investment Company status of our wholly-owned and majority-owned subsidiaries on an ongoing basis to make sure that the Company satisfies the Objective Test.

To ensure that neither Series is deemed to be an investment company, we may be required to materially restrict or limit the scope of its operations or plans. A change in the value of our assets could cause either Series to fall within the definition of “investment company” inadvertently, and negatively affect our ability to avoid being defined as an investment company under the Investment Company Act.

To avoid being deemed an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell, or we may need to sell assets we would otherwise wish to retain. In addition, we may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and that would otherwise be additive to our business strategy.

If either Series became defined as an investment company that is required to register but failed to do so, such Series would be prohibited from engaging in any business, and criminal and civil actions could be brought against that Series.

Our LLC Agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of each Board and limit remedies available to Shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest in accordance with the LLC Agreement.

The LLC Agreement contains provisions that require holders of Shares to waive or consent to conduct by each Board or the Manager that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, the LLC Agreement provides that when directors or the employees of the Manager are acting in their individual capacities, as opposed to in their capacity as members of each Board or employees of our Manager, respectively, they may act without any fiduciary obligations to holders of our Shares, whatsoever. When each Board is permitted to or required to make a decision in its “discretion” or that it deems “necessary or appropriate” or “necessary or advisable,” then the Board will be entitled to consider only such interests and factors as it desires, including I Squared’s interests and will not be subject to any different standards imposed by the LLC Agreement, the LLC Act or under any other law, rule or regulation or in equity. These standards reduce the obligations to which the Board would otherwise be held.

The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our Shares will only have recourse and be able to seek remedies against directors if the directors breach their obligations pursuant to the LLC Agreement. Unless a director breaches her or his obligations pursuant to the LLC Agreement, we and holders of our Shares will not have any recourse against such director even if such director were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in the LLC Agreement, the LLC Agreement provides that members of the Board will not be liable to our Shareholders, for any losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission or for any breach of contract (including a breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise, unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that, (A) in respect of the matter in question, such member of the Board acted in bad faith or engaged in fraud or willful misconduct or (B) the action or omission by such member of the Board was not made in the course of performing, or pursuant to, the Board’s duties. These provisions are detrimental to the holders of our Shares because they restrict the remedies available to Shareholders for actions that without such limitations might constitute breaches of duty including fiduciary duties.

Whenever a potential conflict of interest exists between us and the Manager or any of its affiliates, the Board may resolve such conflict of interest. If the Board determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company), then it will be presumed that in making this determination, the Board acted in good faith. A holder of our Shares seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with a typical Delaware corporation, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

Also, if each Board obtains the approval of the applicable Audit Committee, the resolution will be deemed to be approved by all Shareholders of the Company and deemed not to be a breach by the Board of the LLC Agreement or any duties it may owe to the Company or holders of our Shares. This is different from the situation with a typical Delaware corporation, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If the Shareholders purchase, receive or otherwise hold Shares, the Shareholders will be treated as having consented to the provisions set forth in the LLC Agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, Shareholders will, as a practical matter, not be able to successfully challenge an informed decision by the applicable Audit Committee.

We have also agreed to indemnify and hold harmless the Indemnified Parties (defined herein), to the fullest extent permitted by law, from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission of an Indemnified Party, or for any breach of contract (including breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the Indemnified Party’s action or omission constitutes fraud, willful misconduct or bad faith or the Indemnified Party’s actions or omissions were not made in the course of performing or pursuant to the Indemnified Party’s duties as a director, officer, trustee, manager, employee or agent of the Company or an affiliate thereof.

The Board may cause the Company to redeem Shares from time to time or assign this right to I Squared. The Board may use its own discretion, free of fiduciary duty restrictions, in determining whether to cause the Company to exercise this right. As a result, a Shareholder may have its Shares redeemed at an undesirable time or price.

Any claims, suits, actions or proceedings concerning the matters described above or any other matter arising out of or relating in any way to the LLC Agreement may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction.

Our LLC Agreement includes a jury trial waiver that could limit the ability of Shareholders of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company.

The LLC Agreement contains a provision pursuant to which Shareholders of the Company waive their respective rights to a trial by jury in any action or proceeding arising out of or relating to the LLC Agreement, or the business or affairs of the Company. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the U.S. federal securities laws. Any person who becomes a Shareholder of the Company as a result of a transfer or assignment of Shares would become subject to the terms of the LLC Agreement, including the waiver of jury trial provisions.

If the Company opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of U.S. federal securities laws claims.

This waiver of jury trial provision may limit the ability of a Shareholder of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the waiver of jury trial provision contained in the LLC Agreement to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action, which could harm our business, operating results and financial condition.

Our LLC Agreement designates the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state or federal courts in the State of Delaware and any appellate court thereof, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Shareholders, which could limit our Shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

As permitted by the LLC Act, our LLC Agreement provides that each Shareholder submits, to the fullest extent permitted by applicable law, to the exclusive jurisdiction of the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state or federal courts in the State of Delaware and any appellate court thereof, in any action or proceeding arising out of or relating to our LLC Agreement or the business of the Company or any Series (including any claim arising under the internal affairs doctrine). This provision of our LLC Agreement does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or any other state court in the State of Delaware where such court does not have jurisdiction, such as actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Also, this provision of our LLC Agreement does not apply to actions or proceedings that do not arise out of or are unrelated to our LLC Agreement or the business of the Company or any Series (including any claim under the internal affairs doctrine).

To prevent the Company from having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our LLC Agreement provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

In connection with the submission to such courts in an appropriate action or proceeding, our LLC Agreement provides that each Shareholder waives any objection to venue in such courts and defense of inconvenient forum to the maintenance of such action or proceeding in such courts, in each case, to the fullest extent permitted by applicable law. Shareholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in our LLC Agreement. Furthermore, the validity of our forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find our forum selection provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

Any person or entity purchasing or otherwise acquiring any interest in Shares of the Company will be deemed to have notice of and consented to the forum provisions in our LLC Agreement. Moreover, this choice of forum provision may limit a Shareholder’s ability to bring a claim in a judicial forum that the Shareholder finds favorable for disputes with the Company, a Series or any of the Company’s or any Series’ directors, officers, other employees or Shareholders, as applicable, which may discourage lawsuits with respect to such claims.

The Manager, its affiliates, our directors, officers and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for Shareholders.

The LLC Agreement includes exculpation and indemnification provisions that limit the circumstances under which the Manager and its affiliates, our directors and officers and others can be held liable to the Company. Additionally, certain service providers to the Company, the Manager, their respective affiliates, agents and other persons, including, without limitation, I Squared professionals and their respective affiliates, and placement agents and finders, are entitled to exculpation and indemnification (in certain cases, on terms more favorable to them than those available to indemnitees, generally). The assets of the Company will be available to satisfy these indemnification obligations. Such indemnification obligations could materially impact the returns to Shareholders. Such obligations will survive the dissolution of the Company. See “Item 11. Description of Registrant’s Securities to be Registered—Limited Liability Company Agreement—Exculpation and Indemnification.” I Squared will carry liability insurance (including “D&O” insurance) that is similar to that which other asset managers with similar businesses hold, and in amounts that are customary for the types of businesses that I Squared operates. However, there is no guarantee that such insurance will be available to satisfy losses for which the Company is required to provide indemnification, and potential insurance claims will not delay the availability of the advances provided to indemnified persons under the LLC Agreement. Moreover, the state-law fiduciary duties of the directors, the Manager and its affiliates are modified pursuant to the terms of the LLC Agreement, and to the extent permitted by law. As a result, the Shareholders have a more limited right of action in certain cases than they would in the absence of such limitations.

We have certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations would have an adverse effect on our business.

We are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time we file our second annual report on Form 10-K. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Shares, which is not expected to occur.

We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and Joint Ventures.

Certain acquisitions by the Company that involve the acquisition of a business connected with or related to national security or that has a nexus to critical or sensitive sectors could be subject to review and approval by CFIUS and/or non-U.S. national security/investment clearance regulators depending on the beneficial ownership and control of interests in the Company. In the event that CFIUS or another regulator reviews one or more of the Company’s proposed or existing Infrastructure Assets, there can be no assurances that the Company will be able to maintain, or proceed with, such acquisitions on terms acceptable to the Company. CFIUS or another regulator could impose limitations on or prohibit one or more of the Company’s acquisitions of Infrastructure Assets. Such limitations or restrictions could prevent the Company from maintaining or pursuing acquisitions, which could adversely affect the Company’s performance with respect to such acquisitions (if consummated) and thus the Company’s performance as a whole. These risks may also limit the attractiveness of, delay or prevent us from pursuing certain acquisitions that we believe would otherwise be attractive to the Company and our Shareholders.

In addition, certain of the Shareholders of the Company will be non-U.S. Shareholders, and in the aggregate, may comprise a substantial portion of the Shareholders, which would increase both the risk that acquisitions could be subject to review by CFIUS, and the risk that limitations or restrictions will be imposed by CFIUS or other non-U.S. regulators on the Company’s Infrastructure Assets. In the event that restrictions are imposed on any acquisition by the Company due to the non-U.S. status of a Shareholder or group of Shareholders or other related CFIUS or national security considerations, the Manager could choose to restrict such Shareholder’s or such group of Shareholders’ ability to invest in or receive information with respect to any such Infrastructure Asset. However, there can be no assurance that any restrictions implemented on any such Shareholder or any such group of Shareholders will allow the Company to maintain, or proceed with, any acquisition.

We could become subject to the fiduciary responsibility and prohibited transaction provisions of Title 1 of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code, and we could be subject to potential controlled group liability.

We use and will continue to use commercially reasonable efforts to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any Shareholder that is a “benefit plan investor” within the meaning of ERISA. If, notwithstanding our commercially reasonable efforts, the assets of the Company were deemed to constitute “plan assets” of any Shareholder that is a “benefit plan investor,” this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to acquisitions made by the Company and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the benefit plan investor any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the acquisition. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. In addition, with respect to a benefit plan investor that is an Individual Retirement Accounts (“IRA”) that invests in the Company, the occurrence of a non-exempt prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. Prospective Shareholders should carefully review the matters discussed under “Item 1. Business—Certain U.S. Federal Income Tax and Regulatory Considerations—U.S. Taxation of Tax-Exempt U.S. Holders of Our Shares” and should consult with their own advisors as to the consequences of making an investment in the Company.

Controlled group liability. Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.

A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Company holds in one or more of its Infrastructure Assets, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.”

If the Company were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the Infrastructure Assets by the Company and/or its affiliates and other co-investors in an Infrastructure Asset and their respective ownership interests in the Infrastructure Asset, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio entity could result in liability being incurred by the Company, with a resulting need for additional investments in the Company, the appropriation of Company assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Company assets. Moreover, regardless of whether or not the Company were determined to be a trade or business for purposes of ERISA, a court might hold that one of the Company’s Infrastructure Assets could become jointly and severally liable for another Infrastructure Asset’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant structures and ownership interests as noted above.

If the Company’s series limited liability company structure is not respected, then Shareholders may have to share any liabilities of the Company and the other Series with all Shareholders and not just those who hold Shares of the same Series as them.

The Company is structured as a Delaware series limited liability company that issues separate types of Shares for each Series. Each Series is a separate series under Delaware law and not a separate legal entity. Under the LLC Act, if certain conditions (as set forth in Sections 18-215(b) or 18-218(c) of the LLC Act, depending on whether such series is established as a “protected series” under Section 18-215(b) of the LLC Act or a “registered series” under Section 18-218 of the LLC Act) are met, the debts, liabilities, obligations and expenses of one Series are segregated from the debts, liabilities, obligations and expenses of the other Series and the assets of one Series are not available to satisfy the debts, liabilities, obligations or expenses of the other Series. Although this limitation of liability is recognized by Delaware, there is no guarantee that if challenged in the courts of another U.S. State or a foreign jurisdiction or in a U.S. federal court, such courts will uphold this statutory segregation of liabilities. If the Company’s series limited liability company structure is not respected, then the assets of a Series may be subject to the liabilities of another Series, of the Company generally, and not just of that particular Series. Furthermore, while we intend to maintain separate and distinct records for each Series and account for them separately and otherwise meet the requirements of the LLC Act, it is possible a court could conclude that the methods used did not satisfy Section 18-215(b) or Section 18-218(c) of the LLC Act, as applicable, and thus potentially expose the assets of a Series to the liabilities of another Series or of the Company generally. The consequence of this is that Shareholders may have to bear higher than anticipated expenses which would adversely affect the value of their Shares of the applicable Series or the likelihood of any distributions being made by a particular Series to its Shareholders, and the Series could be treated as a single entity for U.S. federal tax purposes with different consequences to Shareholders. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. In addition, we are not aware of any court case that has tested the limitations on inter-series liability provided by Section 18-215(b) or Section 18-218 of the LLC Act in federal bankruptcy courts and it is possible that a bankruptcy court could determine that the assets of one Series should be applied to meet the liabilities of the other Series or the liabilities of the Company generally where the assets of such other Series or of the Company generally are insufficient to meet its liabilities.

Risks Related to an Investment in Our Shares

There is no market for the Shares and Shareholders will bear the risks of owning Shares for an extended period of time due to limited redemptions.

The Shares have not been registered under the Securities Act, the securities laws of any state or the securities laws of any other jurisdiction and cannot be resold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. It is not contemplated that the Shares will ever be registered under the Securities Act or other securities laws. There is no public market for the Shares and none is expected to develop. Accordingly, there are no quoted prices for the Shares. In addition, there are substantial restrictions upon the redemption of Shares under the LLC Agreement and applicable securities laws. Consequently, Shareholders must be prepared to bear the risks of owning Shares for an extended period of time.

We may amend the LLC Agreement without Shareholder approval and Shareholders will not be entitled to vote for the election of directors or have any right to influence or control the Company’s operations.

The LLC Agreement can be amended from time to time generally by us in cooperation with I Squared, without the consent of the Shareholders as set forth in the LLC Agreement, except that certain amendments require approval by the Board. The LLC Agreement sets forth certain other procedures for its amendment, including provisions allowing us to amend the LLC Agreement without the consent of the Shareholders in certain circumstances. In addition, lenders to the Company will, under the terms of financing arrangements put in place with them, require us to seek lender approval of certain amendments to the LLC Agreement prior to the Board adopting any such amendment. The Company will file a Form 8-K with the SEC disclosing any amendments made to the LLC Agreement.

The Shares do not have any voting power. I Squared, as the controlling shareholder, will have the sole ability to elect directors of the Company. Shareholders will have no opportunity to control the day-to-day operations, including acquisition and disposition decisions, of the Company. Shareholders must rely entirely on the Board, the Manager, and their affiliates to conduct and manage the affairs of the Company and its Infrastructure Assets.

The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.

Distributions to Shareholders will be made only if, as and when declared by the Manager. Shareholders may or may not receive distributions. In addition, some of our distributions may include a return of capital. The Company cannot make assurances as to when or whether cash distributions will be made to Shareholders, the amount of any such distribution, or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to the Company’s Infrastructure Assets. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the Manager, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Company’s operating activities, or the actual or anticipated Management Fees. If the Manager determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy redemption requests at the Manager’s discretion. Accordingly, the payment of cash distributions is subject to the discretion of the Manager. Neither the Manager nor any of its respective affiliates is obligated to support or guarantee any level of distributions.

There is no public trading market for Shares of the Company; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to redemption by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid.

There is no current public trading market for Shares of the Company, and we do not expect that such a market will ever develop. Therefore, redemption of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. We expect to continue to redeem Shares at a price equal to the transaction price of the class of Shares being redeemed on the date of redemption (which will generally be equal to our NAV per Share as of the last month of the prior calendar quarter) and not based on the price at which a Shareholder initially purchased its Shares. As a result, a Shareholder may receive less than the price it paid for its Shares when the Shareholder sells them to us pursuant to our share redemption program. See “Item 1. Business—Share Redemptions.” Redemption requests under our share redemption program will be subject to the Early Redemption Fee if the Shares are redeemed within 24 months of the original issue date of such Shares. Because Shareholders must submit or revoke their redemption requests in the redemption offer on or around the last business day of the first month of the applicable quarter of the Redemption Date, Shareholders will not know the NAV per Share on the Redemption Date or for the months preceding the Redemption Date at the time their redemption request is tendered or revoked. In the event of material changes to NAV per Share between the Redemption Deadline and the Redemption Date, Shareholders will be unable to revoke their prior redemption request.

Monthly NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods the Company uses to calculate its monthly NAV, which is the basis for the offering price for the Shares offered and the asset value published in customer account statements for the Shareholders, is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and the Company’s monthly NAV is not always audited by our independent registered public accounting firm. We calculate and publish the NAV of the Shares monthly solely for purposes of establishing the price at which the Company sells and redeems the Shares, and for publishing the value of each Shareholder’s investment in the Company on such Shareholder’s customer account statement, and the Company’s monthly NAV should not be viewed as a measure of its historical or future financial condition or performance. The components and methodology used in calculating the Company’s monthly NAV may differ from those used by other companies now or in the future. Errors may occur in calculating the Company’s monthly NAV, which could impact the price at which the Company sells and redeems the Shares.

A Shareholder’s ability to have its Shares redeemed by us is limited.

The Company is designed primarily for long-term Shareholders, and an investment in the Shares should be considered illiquid. The Shares are not currently listed for trading on any securities exchange. There is no public market for the Shares, and none is expected to develop. The Shares therefore are not readily marketable, and Shareholders must be prepared to hold Shares for an indefinite period of time. Shareholders may not be able to sell their Shares at all or at a favorable price.

We may choose to redeem fewer Shares than have been requested to be redeemed, in our discretion at any time, and the amount of Shares we may redeem is subject to caps. Further, the Board may make exceptions to modify or suspend our share redemption program if it deems such action to be in our best interest and the best interest of our Shareholders.

In recognition that a secondary market for the Shares likely will not develop, we have adopted a share redemption program, whereby on a quarterly basis, Shareholders may request that we redeem all or any portion of their Shares. We may choose to redeem fewer Shares than have been requested in any particular quarter to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer Shares than have been requested to be redeemed due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that acquiring or continuing to hold Infrastructure Assets is a better use of our capital than redeeming our Shares. In addition, the aggregate NAV of total redemptions is limited, in any calendar quarter, to Shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV across both Series attributable to Shareholders as of the end of the immediately preceding calendar quarter).

Further, each Board may make exceptions to, modify, or suspend our share redemption program if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. If the full amount of all Shares of the Company requested to be redeemed in any given month is not redeemed, funds will be allocated pro rata based on the total number of Shares of the Company being redeemed without regard to class or series and subject to the volume limitation. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share redemption program, as applicable.

The vast majority of our assets will consist of Infrastructure Assets that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of liquid cash to immediately satisfy redemption requests. Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that acquiring or continuing to hold Infrastructure Assets rather than redeeming our Shares is in the best interests of the Company as a whole, then we may choose to redeem fewer Shares than have been requested to be redeemed pursuant to our share redemption program or none at all. Upon suspension of our share redemption program, our share redemption program requires each Board to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and our Shareholders; however, we are not required to authorize the recommencement of the share redemption program within any specified period of time. As a result, a Shareholder’s ability to have its Shares redeemed by us may be limited and at times the Shareholder may not be able to liquidate its investment. See “Item. 1 Business—Share Redemptions—Redemption Limitations”.

The Company may require a Shareholder to have its Shares redeemed at any time in its sole discretion.

The Company may require a Shareholder to surrender and have all or any portion of its Shares redeemed at any time, on 10 days’ prior written notice, if the Company determines that it would be in the interest of the Company generally or any Series of the Company, as determined by the Board, for the Company to redeem the Shares. To the extent the Company requires the mandatory redemption of any Shares of any Shareholder, such redemption will not be subject to the redemption limits under the Company’s share redemption program or the Early Redemption Fee, unless otherwise determined by the Company in its sole discretion. See “Item 1. Business—Share Redemptions—Mandatory Redemptions.”

Risks Related to Taxation

Each Series’ ability to make distributions depends on it receiving sufficient cash distributions from its underlying operating subsidiaries, and we cannot assure our Shareholders that each Series will be able to make cash distributions to them in amounts that are sufficient to fund their tax liabilities.

In general, a Shareholder must include in income its allocable share of each Series’ items of income (including any deemed distributions from any subsidiary which may be treated as a “personal holding company”, or from non-U.S. subsidiaries that are treated as passive foreign investment companies (“PFIC”) and for which a “qualified electing fund” election has been made) gain, loss and deduction for each of a Series’ fiscal years ending with or within such Shareholder’s tax year. See “Item 1. Business—Certain U.S. Federal Income Tax and Regulatory Considerations.” However, the cash distributed to a Shareholder may not be sufficient to pay the full amount of such Shareholder’s tax liability in respect of its investment in each Series, because each Shareholder’s tax liability depends on such Shareholder’s particular tax situation and the tax treatment of the underlying activities or assets of a Series, including any taxes payable by subsidiary entities. If a Series is unable to or decides not to distribute cash in amounts that are sufficient to fund a Shareholder’s tax liabilities, each Shareholder will still be required to pay income taxes on its share of each Series’ taxable income and will need to fund such liability from other sources.

The Company structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The tax characterization of the Company structure is also subject to potential legislative, judicial, or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of Shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Shareholders should be aware that the U.S. federal income tax rules, particularly those applicable to partnerships, are constantly under review by the Congressional tax-writing committees and other persons involved in the legislative process, the IRS, the Treasury Department and the courts, frequently resulting in changes which could adversely affect the value of the Shares or cause the Company to change the way it conducts its activities. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible for each Series to be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, change the character or treatment of portions of each Series’ income, reduce the net amount of distributions available to Shareholders, or otherwise affect the tax considerations of owning Shares. If a Series were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Series, as described in greater detail in “Item 1. Business—Certain U.S. Federal Income Tax and Regulatory Considerations—Flow-Through Status of Each Series.”

To meet U.S. federal income tax and other objectives, Series II may acquire assets through U.S. and non-U.S. subsidiaries that are treated as corporations for U.S. federal income tax purposes.

Series II may structure certain acquisitions through entities classified as corporations for U.S. federal income tax purposes. Such acquisitions will be structured as determined in the sole discretion of the Manager, generally to ensure that each Series is classified as a partnership and not a publicly traded partnership taxable as a corporation, to avoid generating “unrelated business taxable income” (“UBTI”) (except for UBTI attributable to debt-financed property), and to provide simplified tax reporting for Shareholders. No assurances can be provided that the Company’s structures will achieve their intended results. To meet these objectives, Series II may acquire assets through U.S. and non-U.S. subsidiaries that are treated as corporations for U.S. federal income tax purposes, and such subsidiaries may be subject to corporate income tax. Consequently, items of income, gain, loss, deduction, or credit realized in the first instance by such entities will not flow, for U.S. federal income tax purposes, directly to Series II, or Shareholders, and any such income or gain may be subject to a corporate income tax, in the United States or other jurisdictions, at the level of such subsidiary. Any such additional taxes may adversely affect Series II’s ability to maximize its cash flow and returns to Shareholders.

Certain non-U.S. subsidiaries may be classified as PFICs or controlled foreign corporations (“CFCs”).

A non-U.S. subsidiary that is treated as a corporation for U.S. federal income tax purposes, including the Blocker, might be considered a PFIC or CFC, which may result in additional income tax reporting or payment obligations. See “Item 1. Business—Certain U.S. Federal Income Tax and Regulatory Considerations.” Because Shareholders will be located in numerous taxing jurisdictions and subject to different tax rules, no assurance can be given that any such structure will benefit all Shareholders to the same extent, including any structures or acquisitions utilizing leverage. Any such structure may result in additional indirect tax liabilities for certain Shareholders.

Tax-exempt organizations may face certain adverse U.S. tax consequences from owning Series II Shares if Series II generates UBTI.

Series II anticipates that any operating assets held by Series II will be held through entities that are treated as corporations for U.S. federal income tax purposes to avoid generating income connected with the conduct of a trade or business (which income generally would constitute UBTI to the extent allocated to a tax-exempt organization, including a tax-exempt account). However, Series II is not prohibited from incurring indebtedness, and no assurance can be provided that Series II will not generate UBTI. In particular, UBTI includes income attributable to debt-financed property, and Series II is not prohibited from financing the acquisition of property with debt. In addition, Series II does not expect to utilize “blocker” vehicles when entering into, or drawing down amounts under, credit facilities or other financing or hedging arrangements available to Series II or subsidiary vehicles of Series II. See “Item 1. Business—Certain U.S. Federal Income Tax and Regulatory Considerations—U.S. Taxation of Tax-Exempt U.S. Holders of Our Shares.”

The Manager has formed Series I, which will indirectly invest in Series II through an entity treated as a corporation for U.S. federal income tax purposes and would generally allow investors to avoid directly incurring any UBTI, including debt-financed UBTI. Investors that are sensitive to incurring UBTI should consider investing through Series I.

If Series II generates UBTI or income treated as effectively connected with a U.S. trade or business, tax-exempt organizations and non-U.S. persons would face certain adverse U.S. tax consequences from owning Series II Shares directly.

Series II may generate income treated as effectively connected with a U.S. trade or business, including with respect to entities classified as United States real property holding corporations (“USRPHCs”). If Series II were deemed to be engaged in a U.S. trade or business, beneficial owners of one or more Series II Shares acquired pursuant to the Private Offering, other than (x) beneficial owners of one or more Series II Shares acquired pursuant to the Private Offering that is for U.S. federal tax purposes: (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust (a) that is subject to the primary supervision of a court within the United States and all substantial decisions of which one or more U.S. persons have the authority to control or (b) that has a valid election in effect under applicable regulations promulgated under the Code to be treated as a U.S. person or (y) entities classified as partnerships or other fiscally transparent entities for U.S. federal tax purposes (“Non-U.S. Holders”) generally would be required to file U.S. federal income tax returns and could be subject to U.S. federal withholding tax at the highest marginal U.S. federal income tax rates applicable to ordinary income. In addition, gain or loss from the sale of Series II Shares by a Non-U.S. Holder would be treated as effectively connected with such trade or business (including to the extent of USRPHCs held by Series II) to the extent that such Non-U.S. Holder would have had effectively connected gain or loss had Series II sold all of its assets at their fair market value as of the date of such sale. In such case, any such effectively connected gain generally would be taxable at the regular graduated U.S. federal income tax rates, and the amount realized from such sale generally would be subject to U.S. federal withholding tax.

The Manager has formed Series I, which will indirectly invest in Series II through an entity treated as a corporation for U.S. federal income tax purposes and would generally allow investors to avoid directly incurring any ECI, including ECI attributable to ownership of USRPHCs. Investors that are sensitive to incurring ECI should consider investing through Series I.

Each Series’ delivery of required tax information for a taxable year may be subject to delay, which could require a Shareholder who is a U.S. taxpayer to request an extension of the due date for such Shareholder’s income tax return.

Each Series intends to provide U.S. tax information (including IRS Schedule K-1 information needed to determine a Shareholder’s allocable share of our partnership’s income, gain, losses, and deductions) 90 days after the close of each calendar year. However, providing this U.S. tax information to Shareholders will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from lower-tier entities. It is therefore possible that, in any taxable year, a Shareholder will need to apply for an extension of time to file such Shareholder’s tax returns.

The IRS may not agree with certain assumptions and conventions that each Series uses in order to comply with applicable U.S. federal income tax laws or that each Series uses to report income, gain, loss, deduction, and credit to Shareholders.

Each Series will apply certain assumptions and conventions in order to comply with applicable tax laws and to report income, gain, deduction, loss, and credit to Shareholders in a manner that reflects such Shareholders’ beneficial ownership of each Series, taking into account variation in ownership interests during each taxable year. However, these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. A successful IRS challenge to such assumptions or conventions could adversely affect the amount of tax benefits available to Shareholders and could require that items of income, gain, deduction, loss, or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects our Shareholders. See “Item 1. Business—Certain U.S. Federal Income Tax and Regulatory Considerations.”

If the IRS makes an audit adjustment to a Series’ income tax returns, it may assess and collect any taxes (including penalties and interest) resulting from such audit adjustment directly from us, in which case cash available for distribution to Shareholders might be substantially reduced.

If the IRS makes an audit adjustment to a Series’ income tax returns, it may assess and collect any taxes (including penalties and interest) resulting from such audit adjustment directly from the Series instead of Shareholders. We may be permitted to elect to have Shareholders take such audit adjustment into account in accordance with their interests in each Series during the taxable year under audit. However, there can be no assurance that we will choose to make such election or that it will be available in all circumstances. If we do not make the election, and we pay taxes, penalties, or interest as a result of an audit adjustment, then cash available for distribution to Shareholders might be substantially reduced. As a result, current Shareholders might bear some or all of the cost of the tax liability resulting from such audit adjustment, even if the current Shareholders did not own Shares during the taxable year under audit.

Under the Foreign Account Tax Compliance Act of 2010 (“FATCA”), certain payments made or received by each Series may be subject to a 30% federal withholding tax, unless certain requirements are met.

Under FATCA, a 30% withholding tax may apply to certain distributions made by each Series to a Shareholder, unless certain requirements are met, as described in greater detail in “Item 1. Business—Certain U.S. Federal Income Tax and Regulatory Considerations.” To ensure compliance with FATCA, information regarding certain Shareholders’ ownership of Shares may be reported to the IRS or to a non-U.S. governmental authority. Shareholders should consult their own tax advisers regarding the consequences under FATCA of an investment in Shares.

Our acquisition decisions will be based on economic considerations which could result in adverse tax consequences.

An investment in the Company involves complex U.S. and non-U.S. tax considerations that will differ for each Shareholder depending on the Shareholder’s particular circumstances and whether an investment is made through Series I or Series II. The recommendation of the Manager to the Company will be based primarily upon economic, not tax, considerations, and could result, from time to time, in adverse tax consequences to some or all Shareholders. In addition, the Shareholder base is expected to be diverse, such that the tax considerations relevant to each individual Shareholder may differ from those of other Shareholders, and the tax considerations relevant to the Shareholders may be different from those relevant to the Manager. There can be no assurance that the structure or tax position of the Company or of any Infrastructure Asset (or the Company’s investment therein) will be tax-efficient for any particular Shareholder, for the Series I Shareholders as a whole, or for the Series II Shareholders as a whole. It is likely that Series II Shareholders and Series I Shareholders will have different after-tax returns.

Shareholders may be subject to taxes on phantom income.

For U.S. Shareholders investing through Series II, such income may also arise as a result of the Company’s acquisitions in equity of certain non-U.S. entities treated as corporations for U.S. federal income tax purposes (e.g., if such entity is treated as a CFC or PFIC for U.S. federal income tax purposes). In such cases, taxable income allocated to a Series II Shareholder may exceed cash distributions, if any, made to such Shareholder, in which case such Shareholder would have to satisfy tax liabilities arising from an investment in Series II from other assets of such Shareholder.

Shareholders that reinvest any distributions pursuant to the DRIP may have tax liabilities that exceed cash distributions made to such Shareholders, in which case such excess tax liability arising from the ownership of Shares would need to be satisfied from a Shareholder’s own funds.

If either Series were to be treated as a corporation for U.S. federal income tax purposes, the value of our Shares might be adversely affected.

The value of our Shares to Shareholders will depend in part on the treatment of each Series as a partnership for U.S. federal income tax purposes. However, in order for each Series to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of such Series’ gross income for every taxable year must consist of “qualifying income,” as defined in Section 7704 of the Code and such Series must not be required to register under the Investment Company Act, or another exception to the “publicly traded partnership” rules must apply. Although each Series will seek to continue to operate in a manner such that it will meet the 90% test described above in each taxable year, the applicable Series may not meet such requirement, or current law may change so as to cause, in either event, such Series to be treated as a corporation for U.S. federal income tax purposes. If a Series were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders.

Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders, including Series I.

Series II may take positions with respect to certain tax issues, including with respect to partnership allocations, that depend on legal and other interpretive conclusions. Should any such positions be successfully challenged by the IRS or any other tax authority, a Series II Shareholder might be found to have a different U.S. tax liability (or any tax liability under the law of another jurisdiction), for that year than that reported on its federal (or other) income tax return. In addition, a Series II Shareholder may indirectly bear costs and/or liabilities related to audits that are attributable to a prior taxable year, including cases in which a Series II Shareholder may not have owned Shares in the Company or in which the Series II Shareholder’s ownership percentage has changed.

An audit of Series II may result in an audit of the returns of some or all of the Series II Shareholders, which examination could result in adjustments to the tax consequences initially reported by Series II and affect items not related to a Shareholder’s investment in Series II. If such adjustments result in an increase in a Shareholder’s federal income tax liability for any year, such Shareholder may also be liable for interest and penalties with respect to the amount of underpayment. The legal and accounting costs incurred in connection with any audit of Series II’s tax return will be borne by Series II. The cost of any audit of a Shareholder’s tax return will be borne solely by the Shareholder.

Pursuant to legislation governing U.S. tax audits enacted by the U.S. Congress in 2015, as subsequently amended, the regulations promulgated and the guidance issued thereunder, and similar state or local tax rules (collectively, the “BBA Rules”), unless Series II makes the election described below, the IRS is generally permitted to determine adjustments to Series II tax items, and assess and collect taxes attributable thereto (including any applicable penalties and interest), at the Series II level in the tax year during which the audit is finalized (the “adjustment year”). In this case, Series II Shareholders in the adjustment year, rather than the persons that were Shareholders during the Series II tax year under audit (the “reviewed year”), would bear the cost of the audit adjustment. In general, under this regime, taxes imposed on Series II would be assessed at the highest rate of tax applicable for the reviewed year and determined without regard to the character of the income or gain, Shareholders’ status or the benefit of Shareholder-level tax attributes (that could otherwise reduce tax due). However, Series II may be able to reduce the underpayment of taxes owed by Series II, to the extent that Series II demonstrates such taxes are allocable to a Shareholder that would not owe any tax by reason of its status as a “tax-exempt entity” or if the character of income is subject to a lower rate of tax.

Series II may under certain circumstances have the ability to avoid the entity-level tax assessment or collection (described above), by electing to “push-out” any adjustments to persons that were Shareholders during the reviewed year (the “Push-out Election”) and issuing them adjusted IRS Schedule K-1s. If Series II makes the Push-out Election, such Shareholders would be responsible for paying any taxes associated with the audit adjustments in the adjustment year (including interest and penalties). In such case, the Shareholders of the reviewed year would also incur a two-percentage point increase on the interest rate that would otherwise have been imposed on any underpayment of taxes (unless such Shareholder is a pass-through entity and makes a valid Push-out Election to “push out” its share of the adjustments to its Shareholders, members or owners). If Series II makes a Push-out Election with respect to Shareholders or former Shareholders whose allocable Shares of adjustments would have been subject to U.S. federal withholding tax, such Shareholders or former Shareholders may be required to file a U.S. federal income tax return and pay their allocable Shares of interest, penalties and additions to tax even though Series II is required to pay the withholding tax. The Manager has discretion whether or not to make the Push-out Election and has not yet determined whether or to what extent such election will be appropriate. The Manager or the person the Manager appoints will be the “partnership representative” for purposes of the BBA Rules and will have broad authority to represent Series II in respect of tax audits, including the authority to make the Push-out Election.

Certain Infrastructure Assets, such as infrastructure assets that are operating partnerships, will be subject to the rules described above, in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also make acquisitions through tiered partnership structures (including as a minority partner), in which case its capacity to make a Push-out Election in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying Infrastructure Assets or decisions by the underlying Infrastructure Assets that the Company may not have control over.

In addition, Series II “blocker” vehicles taxable as corporations for U.S. federal income tax purposes and subsidiaries of real estate investment trusts are subject to the examination of their income and other tax returns by the IRS and other authorities.

Prospective investors are encouraged to consult their tax advisors regarding the impact of the BBA Rules on their investment in Series II.

Series I faces the risk of a tax audit which may have adverse consequences for Series I and/or the Series I Shareholders.

Series I will be subject to the examination of its income and other tax returns by the IRS and other tax authorities. Series I will regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although Series I will seek to make appropriate provisions for taxes in the jurisdictions in which it operates, changes in the tax laws or challenges from tax authorities under existing laws could adversely affect Series I’s business, financial condition and results of operations.

In addition, certain Infrastructure Assets, such as infrastructure assets that are operating partnerships, will be subject to the rules described above under “—Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders,” in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also acquire through tiered partnership structures (including as a minority partner), in which case its capacity to cause a “push out” election to be made in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying asset-backed finance asset or decisions by the underlying asset-backed finance asset that the Company may not have control over.

Prospective investors are encouraged to consult their tax advisors regarding the impact of potential tax audits on their investment in Series I.

There is no assurance that IRS Schedules K-1 will be provided within a particular time-frame to Shareholders and any such IRS Schedule K-1 may be based on the best available estimates at the time of issuance.

The Manager will endeavor to provide Shareholders with statements of the taxable income or loss computed for U.S. tax purposes allocated to them in connection with their investment in any Series on IRS Schedules K-1 (or other similar tax reporting) within 90 calendar days of the end of the fiscal year, provided that such IRS Schedules K-1 may be based on the best available estimates at the time of issuance. However, while delays are not expected, there is no assurance that IRS Schedules K-1 (or other similar tax reporting) will ultimately be provided within 90 calendar days of the end of the fiscal year, given, among other things, evolving reporting and compliance requirements or other events, and final statements, including IRS Schedules K-1, may not be available until after the completion of each Series’ annual audit. Neither the Company nor the Manager will be liable for any failure to provide or delay in providing such IRS Schedules K-1s. Shareholders may be required to obtain extensions of the filing date for their income tax returns at the U.S. federal, state and local levels (and, to the extent applicable, any non-U.S. income tax returns).

Non-U.S. Shareholders may be subject to United States income tax with respect to the gain on disposition of their Shares.

We believe it is possible that Series II may hold interests in U.S. subsidiaries treated as corporations for U.S. federal income tax purposes that are USRPHCs. As a result, there is a possibility that the Blocker may also become a USRPHC. Non-U.S. Shareholders in Series II may therefore be subject to United States federal income tax and withholding tax on a sale, exchange or other disposition of our Shares pursuant to Section 1445 of the Code and may be required to file a United States federal income tax return.

If we are required to register as an investment company under the Investment Company Act, each Series may be treated as a publicly traded partnership that is subject to corporate income taxes.

If a Series were deemed to be an investment company under the Investment Company Act, the Qualifying Income Exception to the publicly traded partnership rules would no longer apply, and in that case, unless another exception applied, the Series would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment would materially adversely affect the value of the Shares. See “Item 1A. Risk Factors—Risks Related to Taxation—If either Series were to be treated as a corporation for U.S. federal income tax purposes, the value of our Shares might be adversely affected.”

Changes in tax laws related to partnerships and the “qualifying income” exception under the “publicly traded partnership” provisions may have a material adverse effect on each Series’ qualification as a partnership for U.S. federal income tax purposes.

Each Series intends to continue to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes, and intends to rely on the Qualifying Income Exception to treatment as a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. The tax rules governing partnerships, publicly traded partnerships, and the Qualifying Income Exception are complex and subject to change. Given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in our circumstances, it is possible that we will not so qualify for any particular year. If a Series were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and the Company.

Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.

Various potential and actual conflicts of interest will arise involving the Manager, I Squared or any of their respective affiliates (including other I Squared Vehicles and/or Infrastructure Assets thereof), on the one hand, and the Company and its Infrastructure Assets, on the other hand. For example, other I Squared Vehicles could invest in, and in some cases could have priority ahead of the Company with respect to, securities or obligations that would otherwise be eligible for purchase by the Company.

These situations present the potential for conflicts of interest. There could be situations in which the interests of the Company with respect to a particular asset or other matter conflict with the interests of one or more other I Squared Vehicles, I Squared or one or more of their respective affiliates or Infrastructure Assets. Subject to the provisions of the LLC Agreement, on any matter involving a conflict of interest, I Squared will be guided by its duties (as set forth in the LLC Agreement) to the Company as well as to the other I Squared Vehicles and will seek to manage such conflict in good faith and seek to ensure that the interests of the Company and all affected other I Squared Vehicles are represented. However, if necessary to resolve such conflict, I Squared reserves the right to cause the Company to take such steps as could be necessary to minimize or eliminate the conflict, even if (subject to applicable law) that would require the Company to (a) forego an acquisition opportunity or divest holdings that, in the absence of such conflict, it would have made or continued to hold or (b) otherwise take action that could have the effect of benefiting other I Squared Vehicles (and/or the Manager, I Squared or any of their respective affiliates or Infrastructure Assets) and therefore may not have been in the best interests of the Company or the Shareholders. I Squared could also in its discretion consult with the Board regarding any actual conflict of interest (including with respect to any transaction that would require approval under the Advisers Act), and if I Squared acts in a manner, or pursuant to standards or procedures, approved by the Board with respect to such matter, then to the fullest extent permitted by applicable law, the Manager, I Squared and their respective affiliates will not have any liability for such actions taken in good faith by them. Prospective Shareholders should understand that (i) the relationships among the Company, the Manager, their respective affiliates and the managed accounts, proprietary accounts and other acquisition vehicles sponsored, managed or advised by any of them are complex and dynamic and (ii) as the Manager’s, its affiliates’ and the Company’s businesses change over time, the Manager and its affiliates may be subject, and the Company may be exposed, to new or additional conflicts of interest.

Pursuant to the LLC Agreement, the Manager may in certain situations choose to disclose to, or seek the approval of, the Board in respect of certain conflicts of interest. The Manager may also choose to seek the approval of Shareholders in respect of certain conflict situations or matters under the Advisers Act, including Sections 205(a) and 206(3) thereunder. Approval requirements may differ depending on the circumstances. Any such approval by the Board or the Shareholder or an independent third-party (to the extent applicable) will be binding upon the Company and all the Shareholders. Any decision by the Manager to seek or not to seek such approval will not be construed as an acknowledgement that a conflict exists. There can be no assurance that the Manager will seek the Board’s consent to any particular matter, unless specifically required by the LLC Agreement.

The LLC Agreement contains and this Annual Report on Form 10-K contains provisions that, subject to, and to the maximum extent permitted by, applicable law, expand, restrict or eliminate the duties and liabilities at law or equity, including fiduciary and other duties, to the Company, the Series and the Shareholders to which I Squared would otherwise be subject; provisions that waive or consent to conduct on the part of I Squared that might not otherwise be permitted pursuant to such duties; and provisions that limit the remedies of the Company and the Shareholders with respect to breaches of such duties. If any matter arises that I Squared and/or an affiliate determines in its good faith judgment constitutes an actual conflict of interest, I Squared and/or such affiliate could take such actions as it determines in good faith could be necessary or appropriate to ameliorate the conflict (and upon taking such actions, I Squared and/or such affiliate will be relieved of any liability for such conflict to the fullest extent permitted by law and shall be deemed to have satisfied its fiduciary duties related thereto to the fullest extent permitted by law). There can be no assurance that I Squared and/or an affiliate will resolve all conflicts of interest in a manner that is favorable to the Company, the Series and the Shareholders. By participating in the Company by holding Shares in any Series, each Shareholder will be deemed to have acknowledged the existence of any such actual conflicts of interest, including those described below, and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest. Notwithstanding the preceding sentences of this section, nothing contained herein or in the LLC Agreement shall restrict, amend, eliminate, or waive any non-waivable rights of I Squared under the Advisers Act.

There may be conflicts of interest if the Company acquires an Infrastructure Asset in conjunction with an acquisition made by another I Squared Vehicle. Conflicts of interest can arise if the Company acquires an Infrastructure Asset in conjunction with an acquisition made by another I Squared Vehicle. For instance, the Company may not deploy capital through the same acquisition vehicles, have the same access to credit or employ the same hedging or investment strategies as any other I Squared Vehicle. The Company and such other I Squared Vehicles could also have different available capital for purposes of making follow-on investments, which could lead to dilution that could have adverse impact on the value of the Infrastructure Asset held by the Company. Neither the Company nor such other I Squared Vehicles will be restricted from making such follow-on acquisition. This could result in differences in price, acquisition terms, leverage and associated costs between the Company and other I Squared Vehicles. There can be no assurance that the Company and any such other I Squared Vehicle will sell an Infrastructure Asset at the same time or on the same terms, and there can be no assurance that the Company’s return on such an Infrastructure Asset will be the same as the returns achieved by other I Squared Vehicles participating in the transactions. Given the nature of these conflicts, there can be no assurance that the resolution of these conflicts will be beneficial to the Company.

Similarly, conflicts of interest could arise between the Company and its Infrastructure Assets in the event they compete for an acquisition. For instance, the Company’s indirect participation in an acquisition made by an Infrastructure Asset that is not wholly owned by the Company will be less than it would be if the Company made such acquisition directly, and it could be possible for I Squared or its officers or employees to receive compensation of other benefits in respect of the portion of such acquisition made outside the Company that will not offset the Management Fee or otherwise benefit the Company.

An Infrastructure Asset or any other I Squared Vehicle could also conduct business (buying/selling services/acquisitions and entering into other arrangements) with an Infrastructure Asset or any other I Squared Vehicle, even where I Squared directly or indirectly controls such Infrastructure Assets (including whereby the Company acquires or owns an asset managed by a portfolio company owned by an I Squared Vehicle), without any limitations or consents required by any person, including Shareholders. Conflicts could arise in such arrangements and there can be no assurance that such conflicts could be resolved in favor of the Company. Officers and employees of I Squared will serve as directors of certain Infrastructure Assets and, in that capacity, will be required to make decisions that consider the best interests of such Infrastructure Asset and its Shareholders. In certain circumstances, for example in situations involving bankruptcy or near-insolvency of an Infrastructure Asset, actions that could be in the best interest of the Infrastructure Asset may not be in the best interests of the Company, and vice versa. Accordingly, in these situations, there will be conflicts of interest between such individual’s duties as an officer or employee of I Squared and such individual’s duties as a director of the Infrastructure Asset.

It could occur under certain circumstances that the officers and employees of I Squared could be unable to exercise their rights (including those relating to decision making) as directors of an Infrastructure Asset while I Squared is considering acquiring on behalf of the Company or another I Squared Vehicle in an asset which competes with such Infrastructure Asset.

I Squared also has relationships with numerous Shareholders, some of whom could have interests that are in conflict with one another, including institutional investors and their senior management. The existence and development of these relationships could influence whether I Squared undertakes a particular acquisition on behalf of the Company and, if so, the form and level of such acquisition. Similarly, I Squared could take the existence and development of such relationships into consideration in its management of Company and its Infrastructure Assets.

The exercise of discretion in valuation by the Manager involves subjectivity and can also give rise to conflicts of interest, including in connection with determining the amount and timing of distributions of Performance Participation Allocation and the calculation of the Management Fee. The Manager has an incentive to value assets at a higher level in order to enhance performance reporting and to receive a higher management fee or other fees. Further, in connection with the Manager’s discretion in valuing certain assets, the Manager, as applicable, maintain sole discretion to determine whether certain assets have experienced an impairment in value including whether an asset has been permanently impaired or written off. A permanent impairment or write-off of an asset would generally reduce the basis from which the management fee or other fees are calculated. The Manager, as the case may be, therefore has an incentive to hold onto assets that have poor prospects for improvement and/or to avoid or otherwise delay determining that an asset has been subject to a permanent write-off or impairment in order to receive ongoing management fees and/or other fees in the interim.

Any conflicts of interest relating to an acquisition or sale to be made by the Company will be discussed and resolved on a case-by-case basis by the relevant parties and in accordance with the LLC Agreement and I Squared’s conflict management procedures. Any such discussions will seek to take into consideration the interests of the relevant parties and the circumstances giving rise to the conflict.

I Squared senior management’s involvement with other I Squared Vehicles may create conflicts of interest in the allocation of their time, attention, and resources, which could adversely affect the Company. In connection with managing other I Squared Vehicles, I Squared senior management expect to spend a portion of their business time and attention pursuing investment opportunities for other I Squared Vehicles and other than on behalf of the Company. However, senior management could spend some portion of their time on matters other than, or only tangentially related to, I Squared’s business, including time spent on charitable and public policy activities as well as service on the boards of directors of for-profit businesses that is intended to have direct or indirect strategic benefit to the Company. Conflicts of interest can arise in allocating management time, services or other resources among other I Squared Vehicles and/or other investment opportunities and projects.

The Manager’s role in determining the fair value of the Company’s Infrastructure Assets may create conflicts of interest, which could adversely affect the Company and its Shareholders. The fair value of all Infrastructure Assets will ultimately be determined by the Manager in accordance with the Company’s valuation policies and procedures approved by the Board. It will, in certain circumstances, be the case that the valuation of an Infrastructure Asset may not reflect the price at which the Infrastructure Asset is ultimately sold, and the difference between the valuation and the ultimate sale price could be material. The valuation methodologies used to value any Infrastructure Assets will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Infrastructure Assets. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Manager’s control. There will be no retroactive adjustment in the valuation of any Infrastructure Asset, the price at which Shares were purchased or sold by Shareholders or redeemed by the Company, as applicable, the Management Fee or the Performance Participation Allocation to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Company. The valuation of Infrastructure Assets will affect the amount and timing of the Performance Participation Allocation payable to I Squared and the amount of the Management Fee payable to the Manager. The valuation of investments of I Squared Vehicles will, in certain circumstances, affect the decision of potential Shareholders to subscribe for Shares. Similarly, the valuation of the Company’s Infrastructure Assets will, in certain circumstances, affect the ability of I Squared to form and attract capital to I Squared Vehicles. As a result, there may be circumstances in which the Manager is incentivized to make more speculative acquisitions of Infrastructure Assets, seek to deploy capital in Infrastructure Assets at an accelerated pace, hold Infrastructure Assets longer and/or the Manager is incentivized to determine valuations that are higher than the actual fair value of Infrastructure Assets. In particular, given that the Management Fee and the Performance Participation Allocation will be dependent on the valuation of illiquid assets, which will be determined by the Manager, the Manager could be incentivized to value the assets higher than if the Management Fee were not based on the valuation of such assets. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of the Company, and Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

The Manager or I Squared may face various conflicts of interest when determining allocation of fees and expenses. I Squared will likely face a variety of conflicts of interest when it determines allocations of various fees and expenses to the Company. For example, from time to time, the Manager will be required to decide whether costs and expenses are to be borne by the Company, on the one hand, or I Squared, on the other, and/or how certain costs and expenses should be allocated between the Company, on the one hand, and the other I Squared Vehicles. The Manager or I Squared, in its sole discretion, will allocate fees and expenses in accordance with the LLC Agreement and in a manner that it believes is fair and equitable to the Company under the circumstances and considering such factors as it deems relevant. The allocations of such expenses may not be proportional, and any such determinations involve inherent matters of discretion, e.g., in determining whether to allocate pro rata based on number of vehicles or co-investors receiving related benefits or proportionately in accordance with asset size, based on commitments or available capital.

In addition, there could be circumstances when I Squared has considered a potential acquisition of an Infrastructure Asset on behalf of the Company, has determined not to make such acquisition and an investment is eventually made in such Infrastructure Asset by another I Squared Vehicle. In these circumstances, such other I Squared Vehicle could benefit from research by I Squared’s Acquisition Team and/or from costs borne by the Company in pursuing the potential Infrastructure Asset, but such other I Squared Vehicle will not be required to reimburse the Company for expenses incurred in connection with such acquisition as described above. It is also possible that I Squared could consider an opportunity for another I Squared Vehicle that is not pursued and an investment is later made in such Infrastructure Asset by the Company. In those circumstances, the Company could benefit from I Squared’s diligence and/or from costs borne by such other I Squared Vehicle and could be required to reimburse such other I Squared Vehicle. The Manager will make such judgments regarding appropriate allocation notwithstanding its interest in the outcome, in accordance with the relevant operating agreements (including, with respect to matters involving the Company, the LLC Agreement) and I Squared’s fee income and expense allocation policy. Conflicts of interest could arise in allocating any such fees and expenses between I Squared, the Company and the other I Squared Vehicles.

The Company and its Infrastructure Assets are expected to bear all or a portion of the fees, costs and other compensation of certain employees, consultants and other affiliated personnel of I Squared in connection with certain services provided to the Company and/or its Infrastructure Assets. The Company and its Infrastructure Assets are expected to bear all or a portion of the fees, costs and other compensation of certain employees, consultants (which could include former employees or other persons who are or become unaffiliated with I Squared, including, for the avoidance of doubt and without limitation, persons who terminate their employment or become unaffiliated with I Squared during the life of the Company) and other affiliated personnel of I Squared in connection with certain services provided to the Company and/or its Infrastructure Assets, as further described below.

Operating Directors. I Squared has in the past retained and expects to further retain Operating Directors as employees of I Squared to assist with deal sourcing, provide industry or regulatory insight, advice or due diligence, offer financial and structuring advice and perform other services (including services that could be similar in nature to those provided by portfolio management teams) for I Squared, the Company, any other I Squared Vehicle and/or their respective Infrastructure Assets. I Squared has in the past deployed and expects to further deploy certain Operating Directors to one or more such Infrastructure Assets to provide Operational Services on a “secondment” basis for a period of time, as described more fully in “—The engagement of current or former I Squared employees as service providers to Infrastructure Assets may create conflicts of interest, as compensation rates and allocations are determined at I Squared’s discretion and may not offset Management Fees paid by the Company” below.

Senior Policy Advisors and Operating Advisors. I Squared has in the past engaged and expects to further engage Senior Policy Advisors and Operating Advisors pursuant to consulting or similar arrangements, which could be on an exclusive or non-exclusive basis. Operating Advisors typically provide services similar to those provided by Operating Directors (as described above). Senior Policy Advisors could assist with the foregoing, but are expected primarily to provide guidance, insight and advice in areas related to public policy, government, regulation, international relations and industry stewardship, and could provide other services from time to time (including services that could be similar in nature to those provided by third-party consultants or advisors) on an exclusive or non-exclusive basis.

Compensation for Operating Directors, Senior Policy Advisors and Operating Advisors. Each Operating Director, Senior Policy Advisor and Operating Advisor is entitled to compensation, which compensation can include director’s fees, consultant fees, retainer fees, success fees and other fees, salary, promotes, profit sharing, incentive equity, stock options, stock awards, co-investment rights and other non-cash compensation, benefits and incentives and reimbursement of expenses at rates the Manager believes to be fair to the Company, commercially reasonable and no less favorable to the Company than would be obtained through an arm’s length transaction; provided that market benchmarks confirming the terms of such rates are fair to the Company, commercially reasonable and no less favorable to the Company than would be obtained through an arm’s length transaction shall be obtained by the Manager if such market benchmarks are readily available without undue burden or cost to I Squared or the Company. In addition, an Operating Director, Senior Policy Advisor and/or Operating Advisor may also be awarded, as part of their compensation, Performance Participation Allocation in respect of the Company or similar incentive equity in respect of Infrastructure Assets for which such Operating Director, Senior Policy Advisor or Operating Advisor performs Operational Services. Any such compensation, including any promotes, profit sharing or incentive equity in respect of the Company’s Infrastructure Asset, will not reduce the Performance Participation Allocation in respect of the Company; however, in addition to the foregoing, I Squared could in its sole discretion elect to share a portion of the Performance Participation Allocation in respect of the Company or one or more of its Infrastructure Assets with one or more Operating Directors, Senior Policy Advisors or Operating Advisors. The decision to permit an Operating Director, Senior Policy Advisor or Operating Advisor to share in any such Performance Participation Allocation will not affect such individual’s status as an Operating Director, Senior Policy Advisor or Operating Advisor or the Company’s obligation to pay the other costs, fees and expenses described herein. For the avoidance of doubt, the costs of any such compensation and related expenses, including travel costs, temporary, semi-permanent or permanent housing or relocation costs and any applicable overhead, such as accounting, network, communications, administration and other support benefits and office space, all constitute “Operating Expenses.” Operating Expenses received by Operating Directors, Senior Policy Advisors or Operating Advisors in connection with their services, including any amounts paid in connection with particular transactions or holdings, will not reduce the Management Fee paid by the Company.

In connection with such arrangements, the Manager will make determinations of market rates based on its consideration of a number of factors, which are generally expected to include the Manager’s experience with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Manager to be appropriate under the circumstances. While the Manager and its affiliates will generally seek to obtain benchmarking data regarding the rates charged or quoted by third parties for similar services, it is possible that appropriate comparisons are not available for a number of reasons, including, for example, a lack of a substantial market of providers or users of such services or the confidential and/or bespoke nature of such services. Accordingly, any such market comparison efforts by the Manager could potentially produce inaccurate information regarding market terms for comparable services. Expenses to obtain benchmarking data will be borne by the relevant Infrastructure Asset (and indirectly by I Squared’s acquisition vehicles and accounts and/or parties participating in the relevant transactions, including the Company) or directly by the Company and/or such other participating I Squared Vehicles, acquisition vehicles and accounts and/or other parties.

There may be conflicts of interest in connection with the allocation of Operational Service Costs. Certain Operational Service Costs of Senior Policy Advisors and Operating Advisors incurred in respect of the Company, one or more Infrastructure Assets or prospective acquisition opportunities could be allocated to and borne by the Company or the relevant Infrastructure Asset, based on time spent by such persons. Certain Operational Service Costs of Operating Directors incurred in respect of the Company, one or more Infrastructure Assets or prospective acquisition opportunities could be allocated to and borne by the Company or the relevant Infrastructure Asset based on time spent by such persons, to the extent that the performance of such Operational Services performed by an Operating Director could otherwise be performed by third parties or internal Infrastructure Asset personnel, or as otherwise approved by the Board. Allocation methodologies may change over time and have subjective elements and will not necessarily be consistent across similar types of services. There can be no assurance that a different manner of allocation would result in the Company and/or its Infrastructure Assets bearing less or more costs and expenses.

Engagement of external infrastructure asset management personnel by I Squared may create conflicts of interest to the Company or its Infrastructure Assets. I Squared also expects to employ, retain or otherwise enter into service agreements with executive officers and other management personnel of certain Infrastructure Assets (i.e., instead of such Infrastructure Assets employing or retaining such personnel directly), so that such personnel could be deployed by I Squared to fill similar positions for other Infrastructure Assets of the Company or any other I Squared Vehicle (including any co-investment vehicle). External Infrastructure Asset management personnel could serve in various capacities, including, but not limited to, CEO, COO or other senior executive or management roles. Compensation for such personnel can include director’s fees, consultant fees, retainer fees, success fees and other fees, salary, promotes, profit sharing, incentive equity, stock options, stock awards, co-investment rights and other non-cash compensation, benefits and incentives and related expenses, including travel costs, temporary, semi-permanent or permanent housing or relocation costs and any applicable overhead, such as accounting, network, communications, administration and other support benefits and office space, of any such personnel, and such personnel could be entitled to reimbursement of expenses directly from such Infrastructure Asset (collectively, “External Management Compensation”). I Squared will seek to structure External Management Compensation arrangements so that the aggregate amount of External Management Compensation borne by any Infrastructure Asset will not exceed the amount that I Squared believes to be commercially reasonable; provided that market benchmarks confirming the terms of such rates are fair to the Company, commercially reasonable and no less favorable to the Company than would be obtained through an arm’s length transaction shall be obtained by the Manager if such market benchmarks are readily available without undue burden or cost to I Squared or the Company. All such External Management Compensation (a) will be borne by the Company or one or more Infrastructure Assets and (b) will not be applied to reduce the Management Fee.

Reimbursements sought by I Squared for Manager Support Services may create conflicts of interest, as such fees and expenses are determined by I Squared, may not reflect arm’s length terms, and will not reduce the Management Fee paid by the Company. I Squared expects to make its own employees available to provide finance, accounting, tax, legal, compliance, human resource, information technology, client services (including reporting), paralegal, health, safety, Sustainability, responsible investing, corporate secretary, trade settlement, insurance, valuation and other support services to the Company’s Infrastructure Assets that otherwise could be performed by third parties or internal Infrastructure Asset personnel (“Manager Support Services”). In addition, any travel costs, temporary, semi-permanent or permanent housing or relocation costs or other out of pocket expenses incurred by I Squared and/or such I Squared employees in connection with the provision of their Manager Support Services are also generally expected to be borne by the applicable Infrastructure Asset. I Squared will seek reimbursement from the Company or an Infrastructure Asset for such Manager Support Services at rates that the Manager believes to be commercially reasonable; provided that market benchmarks confirming the terms of such rates are fair to the Company, commercially reasonable and no less favorable to the Company than would be obtained through an arm’s length transaction shall be obtained by the Manager if such market benchmarks are readily available without undue burden or cost to I Squared or the Company. Fees or other payments or benefits received by I Squared or I Squared employees in connection with their Manager Support Services, including any amounts paid in connection with particular transactions or holdings, will not reduce the Management Fee paid by the Company.

Conflicts of interest may arise in the allocation of fees related to services provided by I Squared’s in-house professionals. Certain internal service providers and employees (such as internal accountants and controllers) may “shadow” or otherwise review the reports, calculations and other outputs provided by such third parties. I Squared in-house professionals will often provide services alongside and/or monitor the Company’s administrator, auditors, lawyers, accountants, valuation experts and other third-party service providers on the same matter or engagement. When this occurs, although a third-party is also engaged on the matter, the Company will typically still bear such expense of such in-house professionals by bearing its share of the fees, costs, expenses and compensation (including salary benefits and bonus which may be in the form of Performance Participation Allocation or similar incentive equity). Many factors are considered in determining an employee’s compensation, including competition in the marketplace for such positions, seniority and tenure. The compensation of the in-house professionals that perform these functions may vary greatly both internally and externally. Fees, costs and expenses incurred by the Company for such services are expected to be at rates I Squared believes to be fair to the Company and commercially reasonable for the relevant services provided based on its consideration of a number of factors, including, among others, I Squared’s experience with non-affiliated service providers that provide similar services. Such fees, costs and expenses will not always be comparable to those charged by other parties. Additionally, such in-house professionals are expected to be providing services and functions or other I Squared Vehicles and I Squared generally. As a result of legal, contractual and similar restrictions, other I Squared Vehicles may not bear the costs of the same services. Conflicts of interest exist in the allocation of such fees, costs and expenses amongst such other I Squared Vehicles and I Squared. I Squared will allocate such expenses in its sole discretion and there can be no assurance that such expenses will in all cases be allocated appropriately.

Operating Expenses and the fees, costs and other compensation of any I Squared-affiliated personnel are generally expected to be borne by the Company which creates conflicts of interest between I Squared and the Company.

As described above, I Squared has made and could further make collective arrangements for Operating Directors, Senior Policy Advisors or Operating Advisors to provide services to the Company and other I Squared Vehicles and/or their respective Infrastructure Assets whereby each such party (other than such Operating Director, Senior Policy Advisor or Operating Advisor) compensates such Operating Director, Senior Policy Advisor or Operating Advisor for his, her or its services to such party. To the extent that any Operating Director, Senior Policy Advisor or Operating Advisor provides services to multiple entities (i.e., the Company, other I Squared Vehicles and/or their respective Infrastructure Assets), the Manager will allocate the related Operational Service Costs to the entities (including the Company, as applicable) and/or their respective assets (including Infrastructure Assets, as applicable) on a basis it considers to be fair and equitable. Subject to applicable legal, contractual or similar restrictions, expense allocation decisions will be made by I Squared using its reasonable judgment, considering such factors as it deems relevant, but in its sole discretion, which include, but are not limited to: (i) allocation based on time spent by such persons; (ii) allocation based on capital commitments if such Operating Expenses do not relate to any particular holding; (iii) allocation based on capital invested or proposed to be invested by the entities (including the Company, as applicable) if such Operating Expenses are related to one or more actual or potential acquisition opportunities; or (iv) such other basis or bases that the Manager believes to be fair and equitable. Any such methodology (including the choice thereof) involves inherent conflicts and may not generally result in perfect attribution and allocation of expenses.

The Company’s share of any Operating Director’s, Senior Policy Advisor’s or Operating Advisor’s compensation and related expenses (i.e., Operating Expenses), will be borne, directly or indirectly, by the Company (whether paid by the Company, by an Infrastructure Asset or by I Squared and subsequently reimbursed by the Company or an Infrastructure Asset). While such Operating Expenses will be at rates the Manager believes to be commercially reasonable for the relevant services provided (and the Manager will obtain market benchmarks confirming the terms of such rates are fair to the Company, commercially reasonable and no less favorable to the Company than would be obtained through an arm’s length transaction shall be obtained by the Manager if such market benchmarks are readily available without undue burden or cost to I Squared or the Company), exclusive arrangements or other factors could result in Operating Expenses not always being comparable to costs, fees and expenses charged by other third parties. In addition to compensation, Operating Expenses borne by the Company generally will also include the Company’s share of any travel costs, temporary, semi-permanent or permanent housing or relocation costs or other out-of-pocket expenses incurred by Operating Directors, Senior Policy Advisors and Operating Advisors in connection with the provision of their services. Accounting, network, communications, administration and other support benefits, including office space, can be provided by I Squared or the Company to Operating Directors, Senior Policy Advisors and Operating Advisors, and the cost of such overhead will be reflected in the rates at which services are charged. To the extent that communications or other equipment or services are provided by the Company to an Operating Director, Senior Policy Advisor or Operating Advisor, its cost will typically be borne by the Company as an Operating Expense.

Operating Directors, Senior Policy Advisors and Operating Advisors can be granted the right to participate alongside the Company in transactions that they source or for which they provide Operational Services, and the Company or relevant Infrastructure Asset are permitted to loan the Operating Directors, Senior Policy Advisors and/or Operating Advisors funds to make any such co-investments. Such co-investment rights could result in the Company deploying less capital than it otherwise would have in such transactions. In addition, Operating Directors, Senior Policy Advisors and Operating Advisors are permitted to invest directly or indirectly in the Company.

Compensation arrangements such as profits interests, carried interest or similar equity incentive arrangements can result in substantial compensation for Operating Directors, Senior Policy Advisors and/or Operating Advisors, the amount of which is unknowable at the time such arrangements are entered into. As a result, the effective rate of compensation for an Operating Director, Senior Policy Advisor and/or Operating Advisor could ultimately be disproportionally higher than market rates for similar services had they been provided by third parties.

Operating Directors, Senior Policy Advisors and Operating Advisors could also serve on the boards of Infrastructure Assets or as employees or consultants in an operations capacity. Any Operating Expenses received by Operating Directors, Senior Policy Advisors and Operating Advisors in such capacities will be borne by the Infrastructure Assets and will not reduce the Management Fee paid distributed by the Company. Services provided by Operating Directors, Senior Policy Advisors and Operating Advisors could include, without limitation, providing services directly to the Company’s Infrastructure Assets or an individual issuer, whether as an employee or service provider of such issuer, and will otherwise conform to the description of the roles of Operating Directors, Senior Policy Advisors and Operating Advisors above. In addition to the arrangements described more fully in “—The engagement of current or former I Squared employees as service providers to Infrastructure Assets may create conflicts of interest, as compensation rates and allocations are determined at I Squared’s discretion and may not offset Management Fees paid by the Company” below, I Squared could also transition I Squared employees formerly assigned to other roles to become Operating Directors, Senior Policy Advisors or Operating Advisors.

Conflicts of interest may arise as I Squared and its personnel receive benefits, discounts, rebates, and accumulate Investment Intelligence from activities on behalf of the Company that do not offset the Management Fee and may provide greater benefit to I Squared and its affiliates than to the Company or its Shareholders. I Squared and its respective personnel can be expected to receive certain intangible and/or other benefits, rebates and/or discounts or prerequisites arising or resulting from their activities on behalf of the Company that will not be considered fee offsets and will not offset or reduce the Management Fee with respect to the Company or otherwise be shared with the Shareholders and/or the Infrastructure Assets. For example, airline travel or hotel stays incurred in connection with Company business are expected to result in “miles” or “points” or credit in loyalty/status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to I Squared and/or its affiliates and/or their respective personnel even though the cost of the underlying service is borne by the Company or Infrastructure Assets. I Squared, its personnel and other related persons also receive discounts on products and services provided by the Infrastructure Assets and/or customers or suppliers of the Infrastructure Assets. Such other benefits or fees give rise to conflicts of interest in connection with the Company’s acquisition activities, and there is no assurance that any such conflicts will be resolved in favor of the Company.

Additionally, as a result of their relation to the Company and the Infrastructure Assets, I Squared expects to accumulate and benefit from information, knowledge, experience, analyses and data relating to the operations, business models and strategy, agreements, trends, market insights, customer data, vendors and service providers of the Company or the Infrastructure Assets (collectively, “Investment Intelligence”), including models, plans, and other resources associated with I Squared’s development of Investment Intelligence. In some cases, the Company or the Infrastructure Assets will bear the cost of developing Investment Intelligence even though that Investment Intelligence ultimately provides a greater benefit to I Squared and other I Squared Vehicles than to the Company or the Infrastructure Assets.

Investment Intelligence will be the sole intellectual property of I Squared and solely for the use of I Squared. I Squared reserves the right to use, share, license, sell or monetize Investment Intelligence, without offset to the Management Fee, and the Company or the Infrastructure Assets will not receive any financial or other benefit of such use, sharing, licensure, sale or monetization.

Conflicts of interest may arise in the structuring and allocation of External Management Compensation, as the Company may bear costs that are determined at the Manager’s discretion and may not be comparable to market rates or offset Management Fees. As described above, all External Management Compensation will be borne by the Company or the Infrastructure Asset to which external Infrastructure Asset management personnel are deployed. While I Squared will seek to structure External Management Compensation arrangements so that the aggregate amount of External Management Compensation borne by any Infrastructure Asset will not exceed the amount that the Manager believes to be commercially reasonable for the relevant services provided (and the Manager will obtain market benchmarks confirming the terms of such rates are fair to the Company, commercially reasonable and no less favorable to the Company than would be obtained through an arm’s length transaction shall be obtained by the Manager if such market benchmarks are readily available without undue burden or cost to I Squared or the Company), exclusive arrangements or other factors could result in External Management Compensation not always being comparable to costs, fees and expenses charged by other third parties. In addition, as similarly noted with respect to Operating Directors, Senior Policy Advisors and Operating Advisors, compensation arrangements such as profits interests, carried interest or similar equity incentive arrangements can result in substantial compensation for external Infrastructure Asset management personnel, the amount of which is unknowable at the time such arrangements are entered into. As a result, the effective rate of compensation for external Infrastructure Asset management personnel could ultimately be disproportionally higher than market rates for similar services provided by other third parties. The Manager is generally expected to retain all or a portion of any External Management Compensation that constitutes a reimbursement to the Manager or its affiliates for compensation paid by the Manager or its affiliates to any external Infrastructure Asset management personnel, whether or not such fees are passed on to such external Infrastructure Asset management personnel, and such economic benefit could influence I Squared in its decision over whether to select or recommend I Squared-affiliated external Infrastructure Asset management personnel for an Infrastructure Asset (the cost of which will generally be borne directly or indirectly by the Company). In addition to the foregoing, I Squared could from time to time, without the consent of any Shareholders, engage one or more Infrastructure Asset executives or other management personnel affiliated with the Company’s Infrastructure Asset to provide services in respect of other assets, which could include holdings of other I Squared Vehicle. In such event, I Squared will cause the Company or the relevant Infrastructure Asset to be reimbursed for any allocable costs of compensation or related expenses incurred in connection with such other engagement. Conflicts of interest exist in the allocation of such External Management Compensation between the Company or its Infrastructure Asset, on the one hand, and other I Squared Vehicle and the relevant Infrastructure Asset of such Company, on the other hand, and while I Squared will attempt to allocate such External Management Compensation on a basis that it considers to be fair and equitable considering such factors as I Squared deems relevant, but in any case in its sole discretion (e.g., based on time spent by such persons), there can be no assurance that such expenses will in all cases be allocated appropriately. External Management Compensation received by I Squared or I Squared employees, including any amounts paid in connection with particular transactions or holdings, will not reduce the Management Fee paid by the Company.

The Manager’s discretion in seeking reimbursement for Manager Support Services may create conflicts of interest and result in costs to the Company or its Infrastructure Assets that are not always comparable to market rates. As described above, I Squared will seek reimbursement from the Company or an Infrastructure Asset for Manager Support Services at rates that the Manager believes to be commercially reasonable. However, exclusive arrangements or other factors could result in Manager Support Services costs not always being comparable to costs, fees and expenses charged by other third parties. The Manager is generally expected to retain all or a portion of the reimbursement for Manager Support Services without passing on all such fees to the relevant I Squared employees who performed the Manager Support Service, and such economic benefit could influence I Squared in its decision over whether to select or recommend such a Manager Support Service for an Infrastructure Asset (the cost of which will generally be borne directly or indirectly by the Company).

The engagement of current or former I Squared employees as service providers to Infrastructure Assets may create conflicts of interest, as compensation rates and allocations are determined at I Squared’s discretion and may not offset Management Fees paid by the Company. I Squared employees and former employees or other persons who are or become unaffiliated with I Squared, including, for the avoidance of doubt and without limitation, persons who terminate their employment or become unaffiliated with I Squared during the life of the Company, could become Operating Directors, Senior Policy Advisors or Operating Advisors or become entitled to External Management Compensation, or become employees, officers or directors of, or otherwise engaged by, Infrastructure Assets. For example, if an investment professional familiar with one or more Infrastructure Assets leaves I Squared, I Squared could determine it is in the best interests of the Company to engage such employee in respect of such Infrastructure Asset or Infrastructure Assets. The services provided by any such individual may be substantially similar to the services provided by such individual in his or her former capacity as an employee or affiliate of I Squared, and rates charged for such services could be materially higher than if the services were continued to be provided in such individual’s former capacity as an employee or an affiliate of I Squared. Current I Squared employees could also be temporarily seconded to or otherwise engaged by certain Infrastructure Assets on either a full-time or a part-time basis to provide services to such Infrastructure Assets. Those companies could pay such persons director’s fees, consultant fees, retainer fees, success fees and other fees, salary, promotes, profit sharing, incentive equity, stock options, stock awards, co-investment rights and other non-cash compensation, benefits and incentives and reimbursement of expenses (including travel costs, temporary, semi-permanent or permanent housing or relocation costs and any applicable overhead, such as accounting, network, communications, administration and other support benefits and office space) in connection with the provision of their services. I Squared could also advance such compensation or expense reimbursement to seconded employees and be subsequently reimbursed by the Company or the applicable Infrastructure Assets. Any compensation customarily paid directly by I Squared to such persons typically will be reduced to reflect amounts paid directly or indirectly by the Infrastructure Asset even though the Management Fee distributed by the Company to I Squared will not be reduced. Any amounts paid to such persons by an Infrastructure Asset (or paid by I Squared and reimbursed by the Company or an Infrastructure Asset) will not offset against the Management Fees otherwise payable to I Squared or the Manager. All or a portion of any such compensation and incentives will be borne by the Company, directly or indirectly, via its ownership interest in such Infrastructure Asset.

In certain instances, whether an individual who provides services to an Infrastructure Asset should be characterized as an Operating Director, a Senior Policy Advisor, an Operating Advisor, external Infrastructure Asset management personnel, an employee or former employee of I Squared, a consultant or other third-party advisor or a seconded employee could be unclear. In such cases, I Squared will make a determination in good faith based on its evaluation of the relevant facts and circumstances.

The Manager’s discretion in outsourcing services and selecting service providers may create conflicts of interest and result in the Company bearing costs that may not be comparable to those paid by other I Squared Vehicles or may benefit other parties. Services that I Squared has historically performed in-house for its investment companies could for certain reasons, including efficiency considerations, be outsourced in whole or in part to third parties at the discretion of I Squared or the Manager in connection with the operation of the Company. Such outsourced services could include, without limitation, finance, accounting, tax, legal, compliance, human resources, information technology, client services, compliance, trade settlement, corporate secretarial or director services, trade settlement or other support services (collectively, “outsourcing”). Outsourcing may not occur uniformly for all I Squared’s Infrastructure Assets and, accordingly, certain costs could be incurred by the Company through the use of third-party service providers. The decision by I Squared to initially perform particular services in-house for the Company or any other I Squared Vehicle will not preclude a later decision to outsource such services, or any additional services, in whole or in part to third parties. In addition, certain internal service providers (such as internal accountants) could “shadow” or otherwise review the reports of other services provided by such third parties. The costs, fees or expenses of any such third-party service providers (and, to the extent permitted by the LLC Agreement, such internal service providers) will be treated as Operating Expenses borne by the Company. See “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Expenses—Operating Expenses.”

Moreover, certain advisors and other service providers (including, without limitation, accountants, administrators, lenders, bankers, brokers, attorneys, consultants, investment or commercial banking firms, developers or property managers and certain other advisors and agents) to the Company, I Squared and/or certain holdings of the Company, or affiliates of such advisors or service providers, could also provide goods or services to or have business, personal, political, financial or other relationships with I Squared, its affiliates, any other I Squared Vehicles, or their respective Infrastructure Assets. Such advisors or service providers (or their employees) could be investors in other I Squared Vehicles, I Squared and/or their respective affiliates, sources of acquisition opportunities, co-investors or commercial counterparties or entities in which I Squared, any other I Squared Vehicle or their respective Infrastructure Assets have an investment, and payments by the Company and/or such Infrastructure Assets could indirectly benefit I Squared, any other I Squared Vehicle or their respective holdings. Additionally, certain I Squared employees could have family members or relatives employed by advisors and service providers. These service providers and their affiliates could contract or enter into any custodial, financial, banking, advising or brokerage, placement agency or other arrangement or transaction with the Company, the Manager, I Squared, any investor in the Company or any Infrastructure Asset acquired by the Company. These relationships could influence the Manager or I Squared in deciding whether to select or recommend such a service provider to perform services for the Company or an Infrastructure Asset (the cost of which will generally be borne directly or indirectly by the Company).

Advisors, service providers, and vendors often charge different rates, including discounted or below-market rates or no fee or otherwise have different arrangements for specific types of services. For example, the fee for a particular type of service could vary based on the complexity of the matter, the expertise required, demands placed on the service provider and the volume of various matters and services. Therefore, to the extent the types of services used by the Company are different from those used by I Squared, any other I Squared Vehicle, their respective Infrastructure Assets or their respective affiliates, any of the foregoing could pay different or preferential amounts or rates than those paid by the Company or its Infrastructure Assets with respect to any particular advisor or service provider.

Each Shareholder consents to any such differential rates or arrangements, authorizes the Manager to make all determinations regarding the same, and, to the extent permitted by law, waives any conflict of interest in connection with any of the foregoing.

In addition, certain advisors and service providers (including law firms) could temporarily provide their personnel to I Squared, the Company, any other I Squared Vehicle or their respective Infrastructure Assets pursuant to various arrangements, including at cost or at no cost. While the Company, any other I Squared Vehicle and their respective Infrastructure Assets are often the beneficiaries of these types of arrangements, I Squared could from time to time be a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to the Company in the ordinary course. Such personnel could provide services in respect of multiple matters, including in respect of matters related to I Squared, its affiliates and/or Infrastructure Assets and in any such circumstance the benefits or costs of any such personnel will be allocated in I Squared’s discretion taking into consideration the usage of such personnel.

Conflicts of interest may arise from I Squared’s sole discretion in determining rates and terms for Operational Services, External Management Compensation and Manager Support Services, which may not be benchmarked or comparable to market rates and could result in higher costs to the Company and its Infrastructure Assets. While I Squared generally intends to seek what it believes to be ‘commercially reasonable’ rates and terms for Operational Services, External Management Compensation and Manager Support Services, I Squared will do so in its sole discretion, seeking rates that it has determined in its sole discretion to be reflective of the range of rates in the applicable or related markets. In many cases, Operational Services and Manager Support Services are likely to be of a bespoke nature. I Squared will evaluate the rates and terms for Operational Services, External Management Compensation and Manager Support Services based on factors it deems in its sole discretion to be relevant. Such factors could include the nature of the services; prior educational, industry and business experience of the person providing such services; the willingness and/or ability of such person to travel or relocate; previous experience of I Squared or others in working with such person; whether the services will be provided on an exclusive basis; the existence of potentially competing offers; the extent to which performance metrics and incentive-based compensation could potentially facilitate alignment of interests; and the cost of associated overhead and support. The foregoing list is not comprehensive and in making any particular assessment, I Squared is likely to consider some but not all of the foregoing and other factors, give greater weight to some factors relative to others, and consider additional factors in light of the relevant facts and circumstances. Notwithstanding the foregoing, although in certain instances I Squared could seek to benchmark rates and terms for Operational Services, External Management Compensation and Manager Support Services, I Squared does not generally undertake to perform any minimum amount of benchmarking and does not represent that any such benchmarking it does perform will relate specifically to the assets or services to which such rates or terms relate. In addition, to the fullest extent permitted by applicable law, any compensation approved by the Board will be deemed to be commercially reasonable.

The Manager’s right to appoint Infrastructure Asset board members and approve compensation or reimbursements from Infrastructure Assets may create conflicts of interest and result in increased costs to the Company or its Shareholders. As a result of the Company’s controlling interests in certain Infrastructure Assets, the Manager typically has the right to appoint Infrastructure Asset board members (including current or former Manager personnel or persons serving at their request), or to influence their appointment, and to determine or influence the determination of their compensation. Additionally, from time to time, Infrastructure Asset board members approve compensation and other amounts payable to the Manager in connection with services provided by the Manager and its affiliates to such Infrastructure Asset, and, except to the extent such amounts are subject to the Offsetable Fees, are in addition to the Management Fee or Performance Participation Allocation discussed herein. The Manager’s authority to appoint or influence the appointment of Infrastructure Asset board members who could be involved in approving compensation payable to the Manager subjects the Manager and any such Infrastructure Asset board appointees to conflicts of interest.

Additionally, an Infrastructure Asset typically will reimburse the Manager or service providers retained at the Manager’s discretion for expenses (including, without limitation, travel expenses) incurred by the Manager or such service providers in connection with the performance of services for such Infrastructure Asset. This subjects the Manager to conflicts of interest because the Company generally does not have an interest or share in these reimbursements, and the amount of such reimbursements over time is expected to be substantial. Subject to the LLC Agreement and its internal reimbursement policies and practices, the Manager determines the amount of these reimbursements for such services in its own discretion.

Conflicts of interest may arise as the Manager can waive or reduce Management Fees for certain Shareholders and allocate other fees or compensation that may not offset Management Fees. The Management Fee could be waived or reduced in the Manager’s discretion with respect to any Shareholder or financial intermediary. Shareholders will likely bear different rates of Management Fee.

Additionally, I Squared is expected to receive servicing fees in connection with the Company and its Infrastructure Assets. Such fees could be paid for providing services in connection with (a) equity and/or debt financings; (b) the acquisition, disposal or sale of assets or businesses held by Infrastructure Assets; (c) securities underwriting; or (d) financial advisory services. Such fees (other than (i) Operating Expenses, (ii) External Management Compensation, (iii) reimbursement for Manager Support Services or other Operating Expenses borne by the Manager or any of its affiliates, (iv) fees received directly or indirectly by the Manager or any of its affiliates with respect to a co-investment arrangement or any other arrangement organized by the Manager or any of its affiliates and (v) fees received directly or indirectly from or in respect of any strategic or third-party investors not otherwise attributable to the Company), to the extent allocable to the Company, shall be credited against the Management Fee.

For the avoidance of doubt, any such fees or other compensation received in respect of any other co-investment arrangement organized by the Manager or any of its affiliates or any strategic or third-party investors not otherwise attributable to the Company, Operating Expenses, External Management Compensation, reimbursement for Manager Support Services or other payments received by the Manager or an affiliate intended to reimburse the Manager or such affiliate for the cost of the Manager’s or such affiliate’s employees providing services to the Company or an Infrastructure Asset or prospective acquisition opportunity will not be credited against the Management Fee.

Finally, following the sale of a Company asset to a third-party (which could include a Shareholder acting in its own capacity), the Manager and its affiliates could receive a fee or other compensation from the buyer of such asset in return for providing post-sale advisory services to the buyer with respect to management of such asset. In addition, the Manager and its affiliates could receive carried interest, management fees and other compensation in connection with other I Squared Vehicles. Any such interests or compensation will not be considered transaction, directors’, break-up and other similar fees and will not offset the Management Fee.

The involvement of I Squared personnel in the management of both the Company and other I Squared Vehicles may create conflicts of interest and lead to competing priorities. Members, employees, officers or directors of I Squared that are involved in the management of the Company also will be involved in the management of existing and future other I Squared Vehicles. Certain investment professionals of I Squared will have significant responsibilities in respect of the Company, on the one hand, and other I Squared Vehicles, on the other. This will present conflicts of interest as such persons pursue the interests of the Company and other I Squared Vehicles simultaneously.

Allocation of acquisition opportunities with other I Squared Vehicles may create conflicting fiduciary duties to other I Squared Vehicles. I Squared generally has no obligation to offer acquisition opportunities to the Company. Certain I Squared Vehicles and I Squared proprietary entities may invest in Infrastructure Assets which the Company seeks to acquire, including any Seed Assets. Subject to the LLC Agreement and any existing contractual arrangements, I Squared has sole discretion to determine the manner in which opportunities are allocated between the Company, I Squared and other I Squared Vehicles. Allocation of identified opportunities among the Company, I Squared and other I Squared Vehicles presents inherent conflicts of interest where demand exceeds available supply. As a result, the Company’s share of opportunities will be materially affected by competition from I Squared Vehicles and from I Squared proprietary entities. Shareholders should note that the conflicts inherent in making such allocation decisions will not always be to the advantage of the Company. Prospective investors should also note that one or more other I Squared Vehicles which have received investor commitments prior to the Company’s commencement of operations that have objectives, mandates and policies that overlap with those of the Company. Additionally, future I Squared Vehicles may also have objectives, mandates and policies that overlap with those of the Company. According to certain contractual agreements entered into in connection with the other I Squared Vehicles, the Company will only be entitled to receive allocations up to a certain percentage of relevant acquisition opportunities until the applicable I Squared Vehicle’s desired hold size, as determined in I Squared’s sole discretion, in such acquisition opportunities has been fully met, subject to certain exceptions. Current or future investors in other I Squared Vehicles may also negotiate these or other priority allocation rights.

Any opportunity in which the Company is unable to participate (including, for example, in situations where such participation would violate one of the Company’s investment limitations) is permitted, in the Manager’s discretion, to be offered to any other I Squared Vehicle or other person and the Manager is permitted to offer an acquisition opportunity to other I Squared Vehicles to the extent that the capital deployment required in an Infrastructure Asset, in the Manager’s good faith judgment, would unreasonably limit the Company’s diversification. The Manager is permitted to offer a portion of an acquisition opportunity to one or more members of a consortium, which may include Shareholders acting in their capacities as direct investors and the Manager shall not be required to offer the Company an acquisition opportunity to participate in any follow-on investment in excess of the Company’s participation in the original acquisition (pro rata with other I Squared Vehicles and co-investors). The Manager expects to be presented with acquisition opportunities that fall within the acquisition objectives of the Company and other I Squared Vehicles (including opportunities for the Company to acquire alongside, acquire interests from or sell interests to its predecessor or successor companies with respect to “platform” Infrastructure Assets), which will be allocated as described below.

To the extent that any potential acquisition opportunities fall within the business objectives of the Company and the investment objectives of any other I Squared Vehicle, then, subject to any then-existing contractual arrangements to the contrary, such opportunities will be allocated to either or both of the Company and any such other I Squared Vehicle(s) on a basis that the Manager and the Manager(s) or manager(s) of the other I Squared Vehicle(s) determine in good faith to be appropriate, taking into consideration such factors as may be deemed relevant including, but not limited to: (a) the sourcing of the transaction; (b) the size and nature of the acquisition; (c) the risk-return or target return profile or projected hold period of the proposed acquisition relative to the Company’s and the other I Squared Vehicle(s)’ current risk profiles (it being understood that there can be no assurance that the actual returns from such acquisitions will be in line with such targets, that acquisitions will be held for the projected hold period or that such characteristics will ultimately match the Manager’s expectations at the time such acquisitions are made); (d) the relative amounts of capital available for acquisition; (e) principles of diversification; (f) the location of the assets; (g) the Company’s and/or the other I Squared Vehicle(s)’ focus, investment guidelines, restrictions, terms and objectives, including whether such objectives are considered solely in light of the specific acquisition under consideration or in the context of the respective portfolios’ overall holdings; (h) the need to re-size risk in the Company’s or the other I Squared Vehicle(s)’ portfolios (including the potential for the proposed acquisition to create an industry, sector or issuer imbalance in the Company’s and other I Squared Vehicle(s)’ portfolios, as applicable) and taking into account any existing non-pro rata positions in the portfolio of the Company and other I Squared Vehicle(s); (i) liquidity considerations of the Company and the other I Squared Vehicle(s), including during a ramp-up or wind-down of one or more of the Company or such other I Squared Vehicle(s), proximity to the end of the Company’s or other I Squared Vehicle(s) specified term or acquisition period, any redemption/withdrawal requests, anticipated future contributions and available cash; (j) tax consequences; (k) regulatory or contractual restrictions or consequences; (l) avoiding a de minimis allocation; (m) availability and degree of leverage and any requirements or other terms of any existing leverage facilities; (n) the Company’s or other I Squared Vehicle(s)’ focus on a classification attributable to an asset or issuer of an asset, including, without limitation, geography, industry or business sector; (o) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such other I Squared Vehicle(s); (p) the management of any actual or potential conflict of interest; (q) with respect to assets that are made available by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships (which may not be available for all clients); and (r) any other considerations deemed relevant by the Manager in good faith (all of the foregoing factors being hereinafter referred to as the “Infrastructure Asset Allocation Considerations”). In some cases, the Manager’s observation and application of the Infrastructure Asset Allocation Considerations may affect adversely the price paid or received by the Company, or the size of the position purchased or sold by the Company. Any acquisition by the Company in a potential acquisition opportunity will be subject to the allocation to the Company of all or a portion of such opportunity by the Manager in the manner contemplated herein and the approval of such acquisition by the ICOMM.

Conflicts of interest may arise from the Manager’s discretion in allocating acquisition opportunities and structuring transactions between the Company and other I Squared Retail Vehicles. I Squared expects to establish one or more I Squared Retail Vehicles other than the Company. An “I Squared Retail Vehicle” is an I Squared Vehicle (including, for the avoidance of doubt, any Luxembourg vehicle established by I Squared) that is either (i) regulated under the Investment Company Act or has equity securities registered under the Securities Act or the Exchange Act, and the rules and regulations promulgated thereunder (or is subject to substantive regulation under the laws of any non-U.S. jurisdiction) or (ii) intended primarily for high net worth or retail investors (including, without limitation, non-institutional investors). For purposes of this “—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us” section, an I Squared Retail Vehicle may include, without limitation, another I Squared Vehicle that is a publicly traded vehicle, investment company, business development company, conglomerate, private company, European long-term investment company or other collective investment vehicle. An I Squared Retail Vehicle that includes within its acquisition objectives or Infrastructure Assets of the type to be made by the Company may invest alongside the Company on a case-by-case basis (and other I Squared Vehicles) or in a programmatic or otherwise formulaic manner (e.g., based on relative available capital), and any such methodology may be subject to adjustment on both a case-by-case and general basis from time to time. It can be difficult to predict the amount of capital that any such I Squared Retail Vehicle will raise or the amount of capital that will be available for such I Squared Retail Vehicle to invest in opportunities in which the Company will participate, each of which will affect, potentially materially, the allocation of acquisition opportunities between such I Squared Retail Vehicle and the Company. To the extent an I Squared Retail Vehicle is open-ended, such I Squared Retail Vehicle’s “available capital” for purposes of applying an allocation methodology will be determined by I Squared in good faith as I Squared determines to be appropriate taking into account such factors that it deems relevant, including, but not limited to, the relevant I Squared Retail Vehicle’s inception date, the date of the relevant investment, the I Squared Retail Vehicle’s historical and/or expected pace of deployment, and the expected time horizon of the investment, and there may be significant variations in allocation as between the Company and any such I Squared Retail Vehicle as a result of any such determination. In determining an I Squared Retail Vehicle’s “available capital” for purposes of applying this allocation methodology, I Squared will need to make subjective judgments and projections that may not ultimately prove correct in hindsight. These determinations inherently involve conflicts of interest (particularly in the event of any differences between the Company and any I Squared Retail Vehicle regarding the amount or manner of calculation of any carried interest/incentive allocation or management fee), and there can be no assurance that any such conflicts will be resolved in a manner that is favorable to the Company. An I Squared Retail Vehicle with acquisition objectives that overlap with those of the Company (to varying degrees) may also be allocated certain acquisition opportunities (in whole or in part) in lieu of the Company on a case-by-case basis. Any such I Squared Retail Vehicle may grow significantly in size over time, and any such I Squared Retail Vehicle may be allocated a substantial portion of any such acquisition opportunities (and in some cases, a majority thereof) otherwise available to the Company. Therefore, it is expected that to the extent such I Squared Retail Vehicles are formed and are actively investing, the Company will receive a lower allocation (and potentially, in some cases, no allocation) of acquisition opportunities than otherwise would be the case.

Due to the potential requirements applicable to an I Squared Retail Vehicle that is regulated under the Investment Company Act (a “Regulated Vehicle”), in the event that a Regulated Vehicle participates in an acquisition alongside the Company, the structuring options available for such acquisition may be more limited than if such Regulated Vehicle were not participating in such acquisition, and such structuring may result in increased costs to the Company that would not otherwise have resulted had such Regulated Vehicle not participated. The Company may therefore incur materially higher expenses on an ongoing basis than would otherwise be the case, particularly with respect to a Regulated Vehicle that includes investments of a type to be made by the Company within its investment objective and invests alongside the Company.

In addition, the Company may structure acquisition activities in which any I Squared Retail Vehicle participates differently than if such I Squared Retail Vehicle were not participating, or make or refrain from making certain acquisitions in consideration of the participation by an I Squared Retail Vehicle, which can in each case give rise to conflicts of interest. For example, an I Squared Retail Vehicle could be allocated at least half or more of the voting or governance rights (including the right to elect at least half of the board of directors or act as co-manager (or other managing entity, as applicable)) with respect to an aggregating entity (which could be a limited liability company) even where the Company (or a different other I Squared Vehicle, as applicable) owns a majority or more of the economics or equity in the entity. Where an I Squared Retail Vehicle has interests or requirements that do not align with those of the Company, including in particular differing liquidity needs or desired investment horizons, conflicts could arise with respect to the manner in which the voting or governance rights with respect to an aggregator entity (or similar entity) are exercised, potentially resulting in an adverse impact on the Company. Moreover, due to legal, commercial, regulatory or other similar considerations, an I Squared Retail Vehicle may need to sell its share of an Infrastructure Asset, due to legal, commercial, regulatory or other similar considerations, either before or after the Company has determined to sell its share of such Infrastructure Asset, which may adversely affect the price at which the Company is able to sell its stake or otherwise delay the timeline on which the Company would otherwise sell such Infrastructure Asset. An I Squared Retail Vehicle will include any company, vehicle and/or account that is formed by a third-party in respect of which I Squared has governance rights by advisory, sub-advisory or other contractual arrangement, and otherwise satisfies the definition of an I Squared Retail Vehicle as described above. However, I Squared may not control an I Squared Retail Vehicle to the same extent as it controls other I Squared Vehicles and the Company. To the extent I Squared does not fully control an I Squared Retail Vehicle, such I Squared Retail Vehicle may take actions that are contrary to the interests of I Squared, the Company and other I Squared Vehicles. I Squared’s relationship with any such I Squared Retail Vehicle may be terminated by investors therein (or other parties associated with such I Squared Retail Vehicle, and in any such case the risk that an I Squared Retail Vehicle makes decisions contrary to the interests of the Company increases).

The Manager’s discretion in syndication and warehousing transactions involving other I Squared Vehicles may create conflicts of interest. The Manager, in its sole discretion but subject to the paragraph headed “—Allocation of Acquisition Opportunities with other I Squared Vehicles and conflicting fiduciary duties to other I Squared Vehicles” above and the LLC Agreement, could cause the Company to consummate an acquisition and thereafter, directly or indirectly transfer it or a portion thereof to one or more persons (including other co-investment vehicles or other I Squared Vehicles) participating directly or indirectly in such acquisition alongside the Company. The Company could also make analogous purchases from any other I Squared Vehicle, as determined by I Squared, in its sole discretion, to be appropriate for achieving the desired level of participation in the relevant acquisition by the Company and such other I Squared Vehicle. See “Item 1A. Risk Factors—Risks Related to Transactions with Affiliates and Infrastructure Assets—Conflicts between I Squared or its affiliates and the Company regarding syndication of Infrastructure Assets and warehousing may not be resolved in favor of the Company.”

As described in the risk factor headed “Item 1A. Risk Factors—Risks Related to our Infrastructure Assets—The valuations of the Company’s holdings could involve uncertainties and judgmental determinations,” I Squared is under no obligation to make adjustments to the price of the Infrastructure Asset (or portion thereof) being syndicated in order to reflect its actual fair value. As a consequence, any increase of its fair value before the syndication will be detrimental to the Company (to the benefit of such other person (including any co-investment vehicle or other I Squared Vehicle)).

Finally, during the period during which the Company holds the Infrastructure Asset in anticipation of its syndication to one or more persons (including any co-investment vehicle or other I Squared Vehicle) participating directly or indirectly in such acquisition alongside the Company, the Company will ultimately bear all the risks over such period of time. By generally bearing such risks, the Company provides a benefit to such persons (including any co-investment vehicle or other I Squared Vehicle) who benefit from the holding of the Infrastructure Asset by the Company and do not compensate the Company for bearing that risk.

Overlapping holdings and transactions in Infrastructure Assets with other I Squared Vehicles may create conflicts of interest and result in outcomes not aligned with the Company’s interests. The Manager could from time to time cause the Company to participate alongside other I Squared Vehicles in purchasing Infrastructure Assets, purchase Infrastructure Assets from other I Squared Vehicles, purchase Infrastructure Assets managed by portfolio companies of other I Squared Vehicles, and/or cause the Company to sell all or a portion of its holdings to other I Squared Vehicles. The appropriate allocation between the Company and any other I Squared Vehicles of expenses and fees generated in the course of evaluating acquisition opportunities which are not consummated, such as out-of-pocket fees associated with due diligence, attorney fees and the fees of other professionals, will be determined by I Squared in good faith in accordance with its policies and procedures. The Manager believes that the significant investment of I Squared’s senior professionals in the Company, as well as the Manager’s interest in the carried interest, operate to align, to some extent, the interest of the Manager with the interest of the Shareholder, although the Manager has or could have economic interests in such other acquisitions as well and receive management fees and carried interest relating to these interests.

In addition, subject to any applicable provisions in the LLC Agreement, I Squared and/or its affiliates could engage in business opportunities arising from the Company’s acquisition of an Infrastructure Asset (for example, without limitation, entering into a Joint Venture with an Infrastructure Asset or making a proprietary acquisition of an Infrastructure Asset). This creates a conflict of interest, as such interests are a benefit arising from the Company’s acquisition and could vary from the Company’s interest (e.g., whether to make a follow-on acquisition and, if so, how much should be allocated to the Company).

Acquisitions of Infrastructure Assets also held by other I Squared Vehicles may create conflicts of interest, and I Squared may make decisions that are not always in the Company’s best interest. Given the different investment focuses, target return profiles, hold periods and other characteristics of the Company and the other I Squared Vehicles, to the extent that the Company and/or one or more other I Squared Vehicles participate in the same acquisition opportunity or the Company acquires an Infrastructure Asset managed by a portfolio company owned by an I Squared Vehicle, I Squared could have conflicting loyalties between its duties to the Company and such other I Squared Vehicles, and there could be conflicts of interest arising for a variety of reasons, including, but not limited to, a different basis for acquiring a particular asset, different return expectations and exit horizons and different incentives or appetites for participating in follow-on acquisition opportunities with respect to such asset. As a consequence of the type of asset held by the Company and the other I Squared Vehicles in the relevant Infrastructure Asset or issuer, each of the Company and the other I Squared Vehicles could have a different assessment of the situation and the approach that best serves its interest, including in respect of significant matters such as the best exit strategy for an Infrastructure Asset, the quality of the management team, the achievability of a company’s financial budget or the economic and other terms of an acquisition (such as the interest rate to be paid, the security granted, the nature of the covenants and terms of amendments or restructurings). If a conflict of interest were to arise, I Squared could take certain actions that, in the absence of such conflict, it would not take, which could have an adverse impact on the Company and have the effect of benefiting other I Squared Vehicles at the expense of the Company.

Cross trades and principal transactions between the Company and other I Squared Vehicles may create conflicts of interest and regulatory risks. When permitted by applicable law and subject to and in accordance with the terms of the LLC Agreement, the Manager may (but is under no obligation to) cause the Company to acquire or dispose of assets in cross trades between the Company and other I Squared Vehicles or effect principal transactions where the Manager, the Manager and/or the Manager causes the Company to purchase assets from or sell assets to any Company deemed to be a principal account of I Squared, provided that any such transaction be approved to the extent required by the LLC Agreement and applicable law. Under the LLC Agreement, certain of such transactions will require the approval of the Board, which approval will be deemed to constitute the approval of, and be binding upon, the Company and all the Shareholders. Conflicts of interest or regulatory issues relating to these transactions could arise which could limit the Manager’s decision to engage in these transactions for the Company. In connection with a cross trade or a principal transaction, the Manager and/or their respective affiliates may have a potentially conflicting division of loyalties and responsibilities regarding the Company and the other parties involved in such trade or transaction. The policies and procedures that I Squared has developed to address those types of conflicts may prove inadequate and impact Company performance. However, there can be no assurance that such transactions will be effected, or that such transactions will be effected in the manner that is most favorable to the Company as a party to any such transaction. For the avoidance of doubt, acquisitions or dispositions among assets of the Company and assets owned by other I Squared Vehicle, I Squared proprietary entities or portfolio companies of I Squared Vehicles will generally not be treated as cross trades or principal transactions and will generally not require the approval of the Board or any other consent.

Certain Transactions with affiliates and Infrastructure Assets may create conflicts of interest. As set forth in the LLC Agreement, I Squared, I Squared’s principals and I Squared Service Providers will generally be permitted to perform services for, and receive compensation from, the Company or any of its Infrastructure Assets, or purchase property or products from, to sell property or products or lend funds to, or otherwise deal with the Company or any Infrastructure Asset on terms (i) believed by I Squared to be commercially reasonable, taking into account the nature of the transaction and the services provided, provided that market benchmarks confirming the terms of such rates are fair to the Company, commercially reasonable and no less favorable to the Company than would be obtained through an arm’s length transaction shall be obtained by the Manager if such market benchmarks are readily available without undue burden or cost to I Squared or the Company or (ii) approved by the Board.

Transactions with Related Service Providers may create conflicts of interest, as terms are determined at I Squared’s discretion and may not always favor the Company or its Shareholders. In connection with any product or service that I Squared or its employees or advisors are permitted to provide to the Company or its Infrastructure Assets and charge to the Company or its Infrastructure Assets as an Operating Expense (including, without limitation, Manager Support Services and activities giving rise to Operating Expenses or External Management Compensation), I Squared could directly or indirectly acquire, invest (or otherwise hold equity) in, organize, form or otherwise arrange or establish one or more entities (collectively, “Related Service Providers”) and cause such Related Service Providers to provide such product or service. Related Service Providers could charge Infrastructure Assets directly for such services or could be paid directly or indirectly by the Company. The Company and its Infrastructure Assets will be permitted to engage in any transaction or other arrangement with Related Service Providers (including in connection with the purchase of property, products or services from such Related Service Providers) to the full extent that the Company and its Infrastructure Assets would be permitted to engage with I Squared or any of its employees or advisors pursuant to the LLC Agreement. As set forth in the LLC Agreement, any such transaction or other arrangement (other than those expressly contemplated herein, such as those relating to Manager Support Services, Operating Expenses or External Management Compensation) between the Company or its Infrastructure Assets, on the one hand, and any Related Service Provider that is an affiliate of I Squared, on the other hand, must be on terms that I Squared believes to be commercially reasonable. Subject to the foregoing, Related Service Providers, I Squared, the Company and any Infrastructure Assets could engage in any such transaction or other arrangement without any limitations or consents required from any person, including Shareholders.

Conflicts of interest may arise in transactions with I Squared Service Providers, as such services or products may be provided by entities controlled by I Squared. In connection with any product or service that could be provided to the Company or any Infrastructure Asset, I Squared could directly or indirectly cause any Infrastructure Asset or other asset of the Company or any other I Squared Vehicle, whether currently in existence or acquired, organized, formed, established or otherwise arranged in the future (collectively, “Infrastructure Service Providers” and, together with any Related Service Providers, “I Squared Service Providers”), to provide such product or service. Infrastructure Service Providers could charge Infrastructure Assets directly for such services or could be paid directly or indirectly by the Company. For the avoidance of doubt, Infrastructure Service Providers are not considered affiliates of I Squared even if controlled by I Squared, and any transaction or other arrangement between the Company or its Infrastructure Assets, on the one hand, and any Infrastructure Service Provider, on the other hand, will not give rise to any obligations (fiduciary or otherwise) on the part of such Infrastructure Service Provider, I Squared, the Company or any Infrastructure Asset that would not be present in the context of a transaction between unaffiliated parties. Consequently, Infrastructure Service Providers, I Squared, the Company and any Infrastructure Asset could engage in any such transaction or other arrangement without any limitations or consents required from any person, including Shareholders.

The Company may engage I Squared Service Providers for Sustainability programs and technology solutions, which may create conflicts of interest and result in increased costs or benefits to I Squared or its affiliates rather than to the Company. I Squared expects that an I Squared Service Provider will be utilized in connection with establishing, implementing, monitoring and/or measuring the impact of Sustainability policies and programs with respect to the Company or its Infrastructure Assets or prospective acquisitions, in which case the Company will be required to bear, as Operating Expenses, all fees, costs and expenses associated with such I Squared Service Provider incurred in connection with Sustainability tracking tools, climate risk assessments and any other assessments, measurements, advice or reports conducted as part of implementing, monitoring and maintaining I Squared’s responsible infrastructure investing strategy and its Sustainability policies and procedures with respect to the Company or its Infrastructure Assets or prospective acquisitions or otherwise designed to promote or evaluate the Company’s or its Infrastructure Assets’ or prospective acquisitions’ achievement of Sustainability objectives. I Squared also expects that one or more I Squared Service Providers will be engaged to provide technology solutions for the Company and its Infrastructure Assets. I Squared currently expects that the aforementioned Sustainability-related engagement will be with a Related Service Provider owned in whole or in part by I Squared and that the aforementioned technology solutions will be provided by portfolio company service providers owned in whole or in part by another I Squared Vehicle.

Conflicts of interest related to the Company’s use of I Squared Service Providers may result in less favorable terms, unequal allocation of opportunities and expenses, and economic benefits accruing to I Squared rather than the Company or its Shareholders. The Company’s involvement with I Squared Service Providers could give rise to significant conflicts of interest. For example, (i) while I Squared could have an incentive to utilize I Squared Service Providers, there can be no guarantee that such I Squared Service Providers will have a positive impact on the Company or its Infrastructure Assets, or that they will produce results better than those that could have been achieved by unaffiliated service providers; (ii) I Squared could be less incentivized to pursue remedies and enforce rights against an I Squared Service Provider as compared to an unaffiliated service provider; (iii) I Squared could be incentivized to utilize an I Squared Service Provider in order to support such entity, benefit the other users of or purchasers from such entity and/or benefit the I Squared-affiliated owners of such entity (which are not expected to include the Company), including by generating fees paid to such entity (which fees will not be considered transaction, directors’, break-up and other similar fees and will not offset the Management Fee); (iv) although any transaction with a Related Service Provider that is an affiliate of I Squared will be on terms that I Squared believes to be commercially reasonable, the terms of any agreements negotiated with an I Squared Service Provider could be less favorable than the terms that would have been negotiated with a third-party; and (v) to the extent any I Squared Service Provider is owned by or services the Company and other I Squared Vehicles or I Squared-affiliated entities, the allocation of opportunities and expenses among the relevant entities will require the exercise of discretion. See “—Allocation of Fees and Expenses” and “—The Company and its Infrastructure Assets may bear all or a portion of the fees, costs and other compensation of certain employees, consultants and other affiliated personnel of I Squared in connection with certain services provided to the Company and/or its Infrastructure Assets” above. In addition, any I Squared Service Provider could provide services to and have duties to parties other than the Company (including third parties unaffiliated with I Squared or any other I Squared Vehicle), and in such cases the Company may not be able to control or influence the standards or actions of such I Squared Service Provider. Any I Squared Service Provider could also be acquired by one or more third parties, which could reduce or eliminate any benefits the Company previously received by virtue of I Squared’s prior affiliation. In connection with any relationship it has with an I Squared Service Provider that is not wholly owned by I Squared or another I Squared Vehicle, I Squared could also make referrals and/or introductions to the Company or any Infrastructure Asset (which could result in financial incentives (including additional equity ownership) and/or milestones benefiting I Squared that are tied or related to participation by Infrastructure Assets or portfolio investments of I Squared or the assets it manages). The Company and the Shareholders will not share in any fees or economics accruing to I Squared as a result of any relationship I Squared has with an I Squared Service Provider (including fees or economics connected to the use of such I Squared Service Provider by the Company or any Infrastructure Asset).

Conflicts of interest may arise when the Company and other I Squared Vehicles invest in different classes of debt or equity of the same Infrastructure Asset. Subject to the limitations set forth in the LLC Agreement, I Squared anticipates that the Company could acquire Infrastructure Assets in which another I Squared Vehicle holds an investment in a different class of such Infrastructure Asset’s debt or equity (including in connection with the “Platform Arrangements” described below). In such circumstances, I Squared could have conflicting interests between its duties to the Company and such other I Squared Vehicle. Conflicts of interest could arise due to various differences among the Company and such other I Squared Vehicle, including differences related to target return profiles, investor base, investment focuses, hold periods and other considerations. If an Infrastructure Asset in which the Company and/or other I Squared Vehicles have invested becomes troubled, decisions relating to actions to be taken could raise conflicts of interest between holders of different types of securities in the same Infrastructure Asset as to what actions the Infrastructure Asset should take. Questions could arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be refinanced. Decisions about what action should be taken in a troubled situation, including whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring will raise conflicts of interest. For example, a holder of mezzanine securities could be better served by a liquidation of the issuer in which it would be paid in full, whereas an equity holder might prefer a reorganization that could increase the chance of creating value for the equity holders. The involvement of such persons at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors. In certain circumstances, the Company could be prohibited from exercising voting or other rights, and could be subject to claims by other creditors with respect to the subordination of their interests. Infrastructure Assets by more than one other I Squared Vehicle in an Infrastructure Asset could also raise the risk of using assets of the Company to support positions taken by other I Squared Vehicle (or vice versa). I Squared is generally authorized to resolve such conflicts on a case-by-case basis in its good faith discretion, seeking to take into account the interests of the Company and such other I Squared Vehicles, but I Squared will not always be in a position to take action to resolve any such conflict, and there can be no assurance that any such conflict will be resolved in favor of the Company. There can also be no assurance that the return of the Company participating in a transaction would be equal to and not less than other I Squared Vehicles participating in the same transaction or that it would have been as favorable as it would have been had such conflict not existed.

Platform Arrangements may create conflicts of interest and result in expenses and profit interests that will not offset against the Management Fee. In response to opportunities to acquire new companies formed by I Squared or existing companies where, at the time of the initial investment, the Company believes there is opportunity for substantial follow-on equity investment, the Company could create, acquire or co-invest with other I Squared Vehicles or third parties. In the case where the Company co-invests alongside another I Squared Vehicle, the potential for conflicts could exist. I Squared has broad discretion to arrange with other I Squared Vehicles or third parties to acquire alongside, acquire interests from or sell interests in an Infrastructure Asset (such arrangements, “Platform Arrangements”). As a result of such arrangements, I Squared has greater flexibility to acquire alongside, acquire interests from or sell interests to any other I Squared Vehicle with respect to a Platform Arrangement, and greater flexibility in its interpretation and application of the Infrastructure Asset limitations, Infrastructure Asset Allocation Guidelines and other LLC Agreement limitations, than would otherwise be permitted. In the case of certain Platform Arrangements, the Company could rely on the existing management, board of directors and other shareholders of such companies, which could include representation of other financial investors with whom the Company is not affiliated and whose interests could conflict with the interests of the Company. In other cases, the Company could recruit a management team to pursue a new Platform Arrangement expected to lead to the formation of a future Infrastructure Asset. The Company could also form a new Infrastructure Asset and recruit a management team to build the Infrastructure Asset through acquisitions and organic growth. The Company, the Platform Arrangement or an underlying Infrastructure Asset, as applicable, will bear the expenses of such management team, including any overhead expenses, employee compensation, diligence expenses or other related expenses in connection with backing the management team or building out the Platform Arrangement. Such expenses could be borne directly by the Company as Operating Expenses (or Broken Deal Expenses, if applicable) or indirectly as the Company bears the start-up and ongoing expenses of the newly formed Platform Arrangement. In certain cases, the services provided by such management team could overlap with the services provided by I Squared to the Company. The compensation of management of a Platform Arrangement could include interests in the profits of the Infrastructure Asset, including profits realized in connection with the disposition of an asset. Although a Platform Arrangement could be controlled by the Company, members of the management team will not be treated as affiliates of I Squared for purposes of the LLC Agreement. Accordingly, none of the expenses, profit interests or other arrangements described above will offset the Management Fee.

The Company’s participation in co-investments alongside third parties may create conflicts of interest and result in the Company bearing disproportionate co-investment expenses. To the extent the Company agrees or indicates an interest to participate in a co-investment or other investment alongside one or more third parties, it could be required to commit to bear a share of any transaction expenses, including financing fees and expenses and any reverse termination or similar fees, that would exceed the Company’s pro rata portion of such Infrastructure Asset. In certain cases, the Company could be required to bear co-investment expenses (including costs of negotiating with, and forming investment vehicles relating to, co-investors or co-bidders that do in fact invest alongside the Company). This is expected, at the least, to be the case in all instances where potential co-investors or co-bidders have not fully committed to participating in a co-investment opportunity, but could also be the case where co-investors or co-bidders have made such commitment. As a result, the Company could be required to bear significant costs, expenses and fees in relation to consummated or unconsummated co-investments, which will adversely impact the overall returns to Shareholders.

The Company or an affiliate could have the right to appoint directors and/or officers in respect of certain Infrastructure Assets of the Company. Such rights, if applicable, are typically granted for the benefit and protection of the Company in respect of the Company’s investment in the related portfolio investment. If there are any co-investors, co-bidders and/or co-investment vehicles that participate in the applicable investment alongside the Company, such co-investors or co-bidders could incidentally benefit as a result of any such appointments by the Company. Co-investors or co-bidders (including their respective co-investment vehicles, even if managed by I Squared) will not typically bear the cost of D&O and/or other applicable liability insurance related to such appointments by the Company or an affiliate.

Strategic minority investment by Blue Owl may create conflicts of interest, as it and its affiliates may compete with the Company and have no fiduciary duty to act in the Company’s or Shareholders’ best interests. Blue Owl’s GP Strategic Capital platform (previously known as “Dyal Capital Partners”) (the “Blue Owl Investor”) holds an indirect passive minority interest in I Squared and the Manager entities of certain other I Squared Vehicles. The Blue Owl Investor has no authority over the day-to-day operations or investment decisions of I Squared, the Manager or the Manager entities of any other I Squared Vehicles, although it does receive the benefit of certain customary minority investor protections. In connection with its minority interest, the Blue Owl Investor will (i) receive a portion of the net management fee and other income received by I Squared in connection with the Company, (ii) participate in a portion of the Performance Participation Allocation received by I Squared and (iii) contribute indirectly a specified percentage of capital to the Company through I Squared. The Blue Owl Investor also has certain customary information and liquidity rights with respect to its minority interest in I Squared that are in addition to, and are more favorable than, the rights of the Shareholders.

Because of the minority interest and rights described above, the Blue Owl Investor and its affiliates have interests and rights that differ from those of the Shareholders. The Blue Owl Investor or its affiliates could have relationships with other investment managers, investment vehicles or accounts that could give rise to conflicts with the interests of the Shareholders. For example, the Blue Owl Investor or its affiliates could sponsor, advise, underwrite, manage or invest in investment managers, investment vehicles or accounts that pursue acquisition strategies similar to those of the Company. The Blue Owl Investor and its affiliates could compete with the Company for acquisition opportunities and are under no obligation to share any acquisition opportunity, idea or strategy with the Company or I Squared. Such activities could adversely affect the Company. In addition, the Blue Owl Investor and its affiliates could acquire interests in the same Infrastructure Assets as the Company. The Blue Owl Investor will have no fiduciary or other duties to (i) the Company or Shareholders, (ii) the Manager or (iii) I Squared. While the Blue Owl Investor benefits from, and is generally aligned with, the success of the Company, the management or resolution of any conflict of interest could have an adverse effect on the Company and its Shareholders.

I Squared’s selection of brokers, dealers, financial intermediaries and financing sources may create conflicts of interest and result in choices that do not always benefit the Company or its Shareholders. Conflicts of interest could exist with respect to I Squared’s selection of brokers, dealers, financial intermediaries, transaction agents and counterparties (collectively, “Broker Dealers”) and financing sources for the execution of transactions by or marketing the Shares of the Company. When engaging the services of Broker Dealers and financing sources, I Squared could, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular Broker Dealer, as well as other factors that I Squared deems appropriate to consider under the circumstances. Broker Dealers and financing sources could provide other services that are beneficial to the Manager, I Squared, other I Squared Vehicles and their affiliates and Infrastructure Assets, but that are not necessarily beneficial to the Company, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research related services. When engaging financial intermediaries on behalf of the company, I Squared may pay certain financial intermediaries compensation in exchange for the distribution of the Company’s Shares. These other services and items could influence I Squared’s selection of Broker Dealers, financial intermediaries and financing sources and present conflicts of interest for Shareholders.

The structure and calculation of the Performance Participation Allocation may create conflicts of interest by incentivizing the Manager to make riskier investments, hold assets longer, or value portfolio assets favorably for purposes of its compensation. The existence of the Performance Participation Allocation, which is based on a percentage of profits could create an incentive for the Manager to make riskier or more speculative acquisitions on behalf of the Company or to hold Infrastructure Assets longer than otherwise would be the case than it would otherwise make in the absence of such performance based compensation. Furthermore, Infrastructure Assets made with third parties in Joint Ventures or other entities may involve carried interests and/or other fees payable to such third-party partners or co-investors, which could also create an incentive for such parties to take risks with respect to such acquisitions. In addition, I Squared reserves the right to receive the Performance Participation Allocation distributions in-kind, including non-marketable securities or obligations. In addition, economic arrangements are expected to vary as between the Company, on the one hand, and any separate accounts or other I Squared Vehicles, on the other hand, and such differing economic arrangements often create conflicts of interest (including with respect to dedication of time, other resources and allocation of acquisition opportunities). The method of calculating the Performance Participation Allocation may result in conflicts of interest between I Squared, on the one hand, and the Shareholders on the other hand, with respect to the management and disposition of assets, including the timing and sequence of such dispositions. In calculating the Performance Participation Allocation and making corresponding distributions, I Squared will be required by the LLC Agreement to value certain of the Company’s unrealized portfolio assets. In addition, the Manager will value any securities being distributed in-kind to investors in order to calculate the Performance Participation Allocation. Such valuations of the Company’s Infrastructure Assets for such purposes will be determined by I Squared, as set forth in the LLC Agreement. If the valuations conducted by I Squared are incorrect, the amount and the timing of payment of the Performance Participation Allocation could be incorrect.

In addition, U.S. federal income tax legislation treats certain income allocations to service providers by a partnership (such as the Company), including any Performance Participation Allocation, as short-term capital gain taxed at higher ordinary income rates for U.S. federal income tax purposes unless such partnership has held the asset which generated such gain for more than three years. This legislation could adversely affect I Squared principals, employees or other individuals associated with the Company, the Manager, or the Manager who were or could in the future be granted direct or indirect interests entitling such persons to benefit from Performance Participation Allocation. The legislation could reduce such persons’ after-tax returns from the Company, which could make it more difficult for I Squared to incentivize, attract and retain individuals to perform services for the Company, which could have an adverse effect on I Squared’s ability to achieve the acquisition objectives of the Company. This could also create an incentive for the Manager to cause the Company to hold Infrastructure Assets for a longer period than would be the case if such three-year holding period requirement did not exist. Equivalent tax legislation could apply in other jurisdictions to I Squared individuals who were or could in the future be granted direct or indirect interests entitling such persons to benefit from Performance Participation Allocation.

Calculation errors, true-ups and repayments in amounts owed between the Company and I Squared may occur due to complexity and reliance on estimates and/or periodic reconciliations, and adjustments are generally made without interest, which may adversely affect the Company and create conflicts of interest. The calculation of amounts due to I Squared in connection with the Company and each Infrastructure Asset (including amounts owed in respect of the Performance Participation Allocation, services provided by I Squared and Related Service Providers, cost allocations and other matters) is complex and at times based on estimates and/or subject to periodic (post-transaction) reconciliations. I Squared may make errors in calculating such amounts and/or recognize over- or under-estimates of such amounts in performing routine reconciliations and/or other internal reviews. When such an error or under- or over-estimate that disadvantaged the Company is discovered, I Squared will make the Company whole for such amount based on the particular situation, which may involve a return of distributions or fees or a waiver of future distributions or fees, in each case in an amount necessary to reimburse the Company for such over-payment. As a general matter, I Squared does not expect to pay interest on such amounts. Likewise, when an error or under- or over-estimate that advantaged the Company is discovered, I Squared will make itself whole for such amount, as applicable, and generally will not charge interest in connection with any such make-whole payment.

I Squared’s ability to expand its services and activities may create conflicts of interest and result in competition with the Company. I Squared could expand the range of services that it provides and the activities it undertakes over time. Except as provided in the LLC Agreement, I Squared will not be restricted in the scope of its business or in the performance of any such services or activities (whether now offered or undertaken in the future) even if such services or activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. I Squared has and will continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with entities that could hold or could have held investments similar to those intended to be made by the Company. These entities could themselves represent appropriate acquisition opportunities for the Company or could compete with the Company for acquisition opportunities.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed company, the Company does not maintain a standalone cybersecurity organization. The Company’s cybersecurity risk management is conducted through, and governed by, the policies, procedures, and controls of I Squared and its affiliates, which provide investment management, operational, technology, compliance, and administrative services to the Company. The Company relies on I Squared to assess, identify, and manage material cybersecurity risks relevant to the Company’s operations, information assets, and reliance on third-party service providers.

Because the Company depends on I Squared’s technology infrastructure and personnel, a significant cybersecurity incident affecting I Squared’s systems could disrupt the Company’s operations, including investor communications, financial reporting, access to portfolio or investor data, or other administrative functions performed on the Company’s behalf.

I Squared maintains firmwide policies addressing information handling, data privacy, and information security that are integrated into its broader risk management and compliance framework. Oversight of firmwide risks, including technology and cybersecurity risks, is conducted through I Squared’s risk governance structure, including its Risk Committee and senior management. These policies are designed to support compliance with applicable regulatory requirements, including those under the Advisers Act and other applicable laws, and are informed by recognized industry standards and best practices.

As part of I Squared’s risk management and compliance program, its cybersecurity risk management activities include:

●	Governance and Senior Management Oversight. Responsibility for information security and cybersecurity risk management resides with I Squared’s senior management and designated compliance, risk, and technology personnel. I Squared’s Risk Committee oversees firmwide risks, including cybersecurity and technology-related risks. Cybersecurity matters are escalated through established reporting channels to senior management and, as appropriate, communicated to senior management of the Company. In connection with any identified cybersecurity incident, senior management of I Squared, in consultation with legal and compliance personnel, evaluates the nature and scope of the incident, including whether it is material and whether disclosure or other regulatory obligations are triggered. The Director of Technology at I Squared has more than twenty years of experience in information technology. For over a decade, he has led the I Squared’s technology and cybersecurity functions, overseeing strategy, infrastructure, and security initiatives.

●	Cross-Functional Risk Management. I Squared employs a coordinated, cross-functional approach to cybersecurity risk management involving personnel from technology, compliance, legal, operations, finance, and risk management. This approach is designed to facilitate the identification, assessment, mitigation, and escalation of cybersecurity risks and incidents, including those that could affect the confidentiality of client information, portfolio data, or other sensitive information relating to the Company.

●	Information Security Controls. I Squared maintains administrative, technical, and physical safeguards designed to protect information systems and confidential information from unauthorized access, misuse, disruption, or loss. These safeguards include access controls, multi-factor authentication, system monitoring, endpoint protection, and other security measures. I Squared periodically reviews and enhances these controls in light of evolving threats, regulatory expectations, and business needs.

●	Incident Response and Testing. I Squared maintains policies and procedures addressing the identification, escalation, and response to cybersecurity incidents and information security events. These procedures are designed to promote timely internal reporting, investigation, remediation, and escalation to senior management and affected stakeholders, including senior management of the Company, as appropriate. I Squared periodically reviews and tests aspects of its incident response and cybersecurity controls as part of its risk management processes. Cybersecurity incident response procedures are coordinated with I Squared’s broader business continuity and disaster recovery planning to support operational resilience and continuity of critical functions.

●	Third-Party Risk Management. I Squared applies a risk-based approach to the oversight of third-party service providers that may have access to I Squared systems or I Squared-related information, or that perform functions critical to I Squared’s and the Company’s operations. This approach includes due diligence, contractual protections, and ongoing monitoring, as appropriate, based on the nature of the services provided and associated risk profile.

●	Training and Awareness. I Squared provides periodic cybersecurity, privacy, and information security training to its personnel, including programs designed to promote awareness of phishing and other cyber threats and reinforce compliance with I Squared’s policies and procedures.

I Squared periodically reviews and assesses the effectiveness of its information security and cybersecurity controls through internal reviews and, where appropriate, third-party assessments, audits, or testing activities. Findings from these reviews are addressed through I Squared’s established risk man agement and compliance processes, and policies and controls are updated as necessary to respond to identified risks and evolving threat conditions. To the Company’s knowledge, cybersecurity risks and incidents have not materially affected, and are not reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. Nevertheless, the Company remains exposed to cybersecurity risks, including risks associated with reliance on I Squared’s systems, third-party service providers, and the increasing sophistication of cyber-related threats.

Cybersecurity Governance

The Company’s Board is responsible for overseeing the Company’s risk management, including risks related to cybersecurity. In fulfilling this responsibility the Board receives periodic updates regarding cybersecurity risks relevant to the Company, including developments in the threat environment, information security practices, and the status of any significant incidents, and may receive additional updates as warranted by specific events or risk developments.

I Squared’s governance framework supports cybersecurity oversight through its Risk Committee, senior management, and compliance and risk management functions. Designated technology leadership is responsible for implementing and maintaining I Squared’s information security program, in coordination with compliance and risk personnel. Cybersecurity risks are monitored as part of I Squared’s overall compliance and supervisory program applicable to its advisory activities, including those performed on behalf of the Company.

Potentially significant cybersecurity incidents are escalated internally in accordance with I Squared’s policies and, as appropriate, communicated to Company management to support timely evaluation and response. The Company’s Board expects to receive periodic updates regarding cybersecurity risks relevant to the Company, including developments in the threat environment, information security practices, and any material incidents, should they occur.

Item 2.	Properties

Our corporate headquarters are located at 600 Brickell Avenue, PH, Miami, Florida 33131, and are provided by the Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our Infrastructure Assets. We may also be subject to regulatory proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for our Shares currently, and we do not expect that one will develop. Our outstanding Shares will be offered and sold in transactions exempt from registration under Regulation D. See “Item 1. Business—Private Offering of Shares” for more information. There is no public market for our Shares currently, nor can we give any assurance that one will develop.

Because our Shares will be purchased by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Shares may not be sold or transferred (i) except as permitted under the Management Agreement and (ii) unless the Shares are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Shares unless and until we accept their redemption or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 26, 2026, we had the below number of holders of each outstanding class of Shares:

Class	Number of Holders
Series I	291
F-STE Shares	121
F-DTE Shares	2
F-ITE Shares	49
F-JTE Shares	107
STE Shares	1
DTE Shares	1
ITE Shares	8
JTE Shares	1
ETE Shares	1
Series II	633
F-S Shares	172
F-I Shares	99
F-J Shares	335
E Shares	27

Net Asset Value

Calculation of NAV

The Manager (pursuant to delegation from the Board and subject to the Board’s oversight) determines the NAV of our Shares monthly. The Manager will prepare valuations with respect to each of our assets in accordance with its valuation policies and procedures approved by the Board. The Company’s administrator uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each Series is determined by dividing the total assets of the applicable Series (including the value of Infrastructure Assets, cash, interest accrued and distributions declared but not yet received and other assets) attributable to such class less the value of any liabilities (including accrued expenses) of such class, by the total number of Shares outstanding of such class as described further below. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each Share class based on the relative percentage of the previous aggregate NAV for each class of each Series, adjusted for issuances and redemptions of Shares that were effective on or after the first calendar day of such month and on or before the last calendar day of such month (for this purpose, the Shares redeemed pursuant to our share redemption program are deemed to have been redeemed on the last calendar day of the month immediately preceding the date of the applicable redemption).

The Manager expects that the NAV per Share as of the end of a month will be available approximately twenty (20) business days following the end of such month.

Timing of Valuations

The values of the Infrastructure Assets will be monitored for material changes on a monthly basis for purposes of updating the Company’s monthly NAV. However, the Manager does not intend to regularly conduct a valuation of each Infrastructure Asset each month.

Valuation Policies and Procedures

The Company’s Infrastructure Assets will be valued at fair value in a manner consistent with GAAP, including Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the Financial Accounting Standards Board. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Generally, the Infrastructure Assets, including both equity and debt securities, that are publicly traded and for which market quotations are readily available will be valued at the closing price of such assets in the principal market in which the security trades. If market quotations are not readily available, the fair value will be determined in good faith by the Manager using a widely accepted valuation methodology on the applicable valuation date. If the Manager has cause to believe that prices quoted by a pricing vendor on a certain security are consistently divergent from what is perceived to be a more reasonable market price, the Manager may recommend an alternative methodology to derive a value.

The Infrastructure Assets that are not publicly traded will generally initially be valued at cost where the transaction price represents fair value; however, to the extent the Manager does not believe an Infrastructure Asset’s cost reflects the current market value, the Manager may adjust such valuation.

The Manager reviews its valuations on a monthly basis. For investments where such assets are not valued based on observable market prices, the Manager principally relies on the discounted cash flow methodology. Under this approach, the future cash flows that are expected to be generated are discounted back to the valuation date at a determined discount rate. However, where applicable, the Manager also takes into consideration “pure-play” publicly listed comparable companies and recent M&A transactions.

The valuation models include many variables and assumptions, which are used to derive revenue, operating costs, and capital expenditures. Additional macroeconomic assumptions are made for factors such as commodity prices, inflation and interest rates. All inputs to the valuation models and forecasts for each asset are made by the Manager and the Infrastructure Assets, in conjunction with third-party experts where appropriate.

The discount rate reflects the risk of uncertainty associated with the estimated cash flows. Risks are evaluated based upon certain factors such as the nature of the asset, location, political uncertainty, contractual nature of the cash flows, counterparty risk and other factors.

All asset valuations are performed in local currency unless the asset receives payments in currencies other than its local currency. For non-USD-denominated assets, the resulting value is converted to USD using the prevailing exchange rate on the valuation date.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

Calibration

When recent primary or secondary transactions for any securities in an Infrastructure Asset are indicative of fair value, any unobservable inputs (discount rates, exit multiples, etc.) used in valuation of the Infrastructure Assets shall be calibrated such that the resulting value produced is equal to the value inferred by the transaction price at the date of the transaction (the “Calibration Date”), unless there have been major macroeconomic or Infrastructure Assets-specific changes since the transaction. The calibrated unobservable inputs will incorporate the growth prospects, risk profile and outlook of the Infrastructure Assets in addition to any differential rights and preferences of the securities transacted, if any. In order to ascertain whether a transaction is indicative of fair value, the Manager will consider various factors, including (but not limited to) the existence of a formal sale process, non-arm’s length or related party transactions, presence of forced/motivated sellers or imminent sale likelihood, transaction value being insignificant and terms of recent financing rounds being same as prior transactions.

On subsequent measurement dates, the calibrated inputs will be carried forward from the Calibration Date, and adjusted to reflect the current market environment, and any changes in the performance, growth, and risk profile of the Infrastructure Asset.

While evaluating whether calibrated inputs are relevant for the valuation of an Infrastructure Asset, various factors need to be considered, including passage of time, changes in nature/composition of the Infrastructure Asset, and significant changes in the macro-economic and industry-specific factors since the Calibration Date.

Valuation Oversight

The valuations are reviewed and approved by the Manager. The Manager will engage one or more independent valuation advisors on at least a quarterly basis, which period may be subject to modification from time to time, to provide a range of values and/or positive assurance regarding the reasonableness of the valuation of the asset value of Infrastructure Assets held by the Company.

The resulting valuations involve a significant degree of management judgement. Accordingly, the valuations presented do not necessarily represent the amounts which may eventually be realized from the sale or other dispositions of Infrastructure Assets. Estimated fair values may differ from the values that would have been used had a ready market for the Infrastructure Asset existed, and differences could be material to the financial statements.

Liabilities

With respect to each class of Shares in each Series, the Manager will include the fair value of such class of Shares’ pro rata portion of the Company’s liabilities as part of the class of Shares’ monthly NAV calculation. These liabilities are expected to include the fees payable to the Manager, any accrued Performance Participation Allocation, accounts payable, accrued operating expenses, fund level borrowings and other liabilities. All of the Company’s borrowings will be held at amortized cost. All other liabilities will generally be valued using widely accepted methodologies specific to each type of liability and generally consistent with how such liabilities are recognized for financial reporting purposes, except as outlined below.

For purposes of calculating a monthly NAV for purchases or redemptions of each class of Shares (but not for financial reporting purposes under GAAP), the Servicing Fee for each applicable class of Shares will be calculated by multiplying the accrued monthly Servicing Fee rate (1/12th of the total annual Servicing Fee rate for each applicable class of Shares) by the aggregate NAV of such class of Shares for that month, after adjustment for any net portfolio income or loss, unrealized/realized gains or losses on assets and liabilities, Management Fee expense and Performance Participation Allocation accrual. Moreover, any accrued expenses payable to the Manager pursuant to the Expense Limitation Agreement will not be reflected in the NAV per share until reimbursed by the Company.

Transactional NAV

Our calculation of transactional NAV will diverge from our GAAP NAV because (i) the Excess Expenses paid by Manager pursuant to the ELA will be recognized as a reduction to NAV in the month we reimburse ISQ RIA for such costs, (ii) shareholder servicing fees, as applicable, are recognized as a reduction to NAV on a monthly basis as such fees are accrued, (iii) the exclusion of tax liabilities of certain taxable subsidiaries through which we hold Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by us (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iv) for assets acquired or sold pursuant to seller provided financing and/or delayed payment terms, Transactional NAV shall only reflect the portion of the asset acquired or sold that has been paid for and shall not account for the portion of the asset that remains financed.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of each Series and notes thereto appearing in this Annual Report on Form 10-K and the financial statements of each Series included in the Form 10. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors”.

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

We have a limited operating history and were formed to own, control and provide capital to private companies, infrastructure assets and infrastructure-related assets located globally but with a focus on North America, Europe and selected growth economies, in particular, in Asia Pacific and Latin America.

Our business objective is to primarily achieve long-term capital appreciation as well as current income for Shareholders generally by owning and, in most cases, controlling and managing Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation (the “Joint Ventures”) through which we hold and will continue to hold, directly or indirectly, majority and/or primarily controlling stakes in Infrastructure Assets and to a lesser extent, Joint Ventures that own influential yet non-controlling stakes in Infrastructure Assets. We may also provide financing in relation to certain infrastructure projects. The establishment of the Company reflects I Squared’s commitment to acquiring Infrastructure Assets. Notwithstanding the foregoing, we may also hold non-controlling stakes in one or more Joint Ventures.

Infrastructure Assets make up and are expected to continue to make up a substantial portion of our assets. Additionally, we continue to maintain our control-oriented acquisitions of Infrastructure Assets and loans made to a specific infrastructure project or, to a lesser extent, our other strategic investments in Infrastructure Assets, generally comprise approximately 80% of our assets (with no more than 30% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the OECD).

We actively manage a dynamic Liquidity Portfolio to support our ongoing cash flow needs, facilitate capital deployment and provide a source of liquidity. While the size of the Liquidity Portfolio may fluctuate from time to time due to factors such as new subscriptions, shareholder redemptions, distributions or asset dispositions, we generally seek to maintain the Liquidity Portfolio below 20% of our total assets. Adverse market and economic conditions may impact our sources of liquidity and, in turn, affect our operations. Investments in blind pools or publicly traded equity securities are not considered part of the Liquidity Portfolio and are therefore excluded from this 20% target.

We operate and will continue to operate our business in a manner such that neither Series will be defined as an investment company, as that term is used under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Results of Operations

From January 15, 2025 (date of formation) through September 30, 2025, we were in our organizational period, had not commenced our principal operations and were focused on our formation and the Form 10. Our Form 10 automatically became effective on June 13, 2025. We are dependent upon the proceeds from the Company’s continuous private offering of its Series’ Shares on a monthly basis (the “Private Offering”) in order to conduct our business. We intend to continue to acquire Infrastructure Assets with the capital received from our Private Offering and any indebtedness that we may incur in connection with such activities. We commenced our principal operations on October 1, 2025.

Income

We generate income primarily from our long-term ownership and control of Joint Ventures and Infrastructure Assets and, to a lesser extent, investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

Series II recorded $488,664 of revenues for the period from March 28, 2025 to December 31, 2025, consisting of interest income, of which $105,289 is attributable to investors in Series I through its investment in Series II. Revenues were primarily driven by our credit investments and Liquidity Portfolio, which may consist of interest income and dividend income.

Expenses

Management Fee

Pursuant to the management agreement with the Manager (the “Management Agreement”), the Manager is entitled to receive the management fee (the “Management Fee”), which shall be reduced by the Offsetable Fees (as defined below), as applicable, from the Company. The Management Fee is paid by Series II and indirectly borne by Series I through its indirect investment in Series II.

The Management Fee is payable monthly in arrears in an amount equal to (i) 0.75% per annum for Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares and Class F-JTE Shares (together with Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares and Class F-ITE Shares, the “Founder Shares”), and (ii) 1.25% per annum for Class S Shares, Class D Shares, Class I Shares, Class J Shares, Class STE Shares, Class DTE Shares, Class ITE Shares and Class JTE Shares of the month-end net asset value (“NAV”) attributable to the Shares, before giving effect to any accruals for the Management Fee, ongoing shareholder servicing fees of 0.85% of NAV per annum for Class F-S Shares, Class S Shares, Class F-STE Shares and Class STE Shares, shareholder servicing fees of 0.50% of NAV per annum of Class F-J Shares, Class F-JTE Shares, Class J Shares and Class JTE Shares and shareholder servicing fees of 0.25% for Class F-D Shares, Class D Shares, Class F-DTE Shares and Class DTE Shares (the “Servicing Fee”), the Performance Participation Allocation (defined below), share redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which we indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Assets (each, an “Intermediate Entity” and together “Intermediate Entities”), as determined in the good faith judgment of the Manager. Such Management Fee is calculated on a monthly basis based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. With respect to the Founder Shares, the Management Fee is payable monthly in arrears in an amount equal to 0.75% per annum for the Founder Shares (the “Management Fee Rate”) and will increase to 1.25% per annum after the first 36 months in which the Founder Shares are offered measured from the date of commencement of the initial offering period (the first six (6) months of the Private Offering). The Manager, in its sole discretion, may agree to waive all or a portion of the Management Fee, or to agree to a reduced/rebated Management Fee Rate, with respect to any particular Shareholder or financial intermediary. The Class E Shares and Class ETE Shares will not bear a Management Fee. To avoid duplication, Series I Shares will bear their proportional share of the Management Fee indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Management Fee.

In addition to the fees paid to the Manager, we pay all other costs and expenses of our operations, including compensation of our employees and non-investment professional employees of the Manager or I Squared, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic redemptions, expenses of preparing, printing and distributing offering documents, Shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any.

The Manager earned $212,689 total Management Fees for the period from March 28, 2025 to December 31, 2025, $51,211 of which is attributable to investors in Series I through its investment in Series II and $161,478 of which is attributable to investors in Series II.

Performance Participation Allocation

The performance participation allocation payable to I Squared (the “Performance Participation Allocation”) is equal to 12.5% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark with a 100% Catch-Up (each term defined herein). Such allocation is measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods). Such Performance Participation Allocation is calculated based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. The Class E Shares and Class ETE Shares do not bear any Performance Participation Allocation, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which results in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares. To avoid duplication, Series I Shares bear their proportional share of the Performance Participation Allocation indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Performance Participation Allocation.

Specifically, promptly following the end of each Reference Period (as described below), I Squared is allocated a Performance Participation Allocation in an amount equal to:

●	First, if the Total Return with respect to Investor Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to I Squared equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to I Squared with respect to such type of Shares pursuant to this clause (any such amount, the “Catch-Up”); and

●	Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

I Squared is also allocated a Performance Participation Allocation with respect to all Investor Shares that are redeemed in connection with redemptions of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share redemptions are reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the transactional NAV.

Series II pays the Performance Participation Allocation to I Squared. I Squared may elect to receive the Performance Participation Allocation in cash, Class E Shares and/or shares, interests or other forms of beneficial ownership in any Intermediate Entities. If the Performance Participation Allocation is paid in Class E Shares, such Shares may be redeemed at I Squared’s or its affiliate’s request and are subject to the quarterly redemption limitations of our redemption limitations of our quarterly share redemption program. I Squared intends to only request redemption of the Initial Capital Commitment (as defined below) following the earlier of (i) two years from the date the Company acquires its first Seed Asset(s) or (ii) such time the Company’s NAV exceeds $750 million; provided that such redemption requests may be accepted only after all redemption requests from unaffiliated shareholders have been fulfilled. I Squared intends to initially elect to receive the Performance Participation Allocation in Class E Shares. To align its economic interests with those of Shareholders, I Squared intends to delay the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. I Squared will give Shareholders at least one calendar quarter’s notice prior to making significant changes in the manner in which I Squared expects to receive its Performance Participation Allocation.

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

I Squared is not obligated to return any portion of the Performance Participation Allocation paid due to the subsequent performance of the Company.

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

The Manager earned a Performance Participation Allocation of $3,415,609 for the period from March 28, 2025 to December 31, 2025, $843,937 of which is attributable to investors in Series I through its investment in Series II and $2,571,672 of which is attributable to investors in Series II.

Servicing Fees

The Company pays the applicable selling agents (“Selling Agents”) ongoing servicing fees (a) of 0.85% of NAV per annum for Class F-S Shares, Class S Shares, Class F-STE Shares and Class STE Shares, (b) of 0.50% of NAV per annum for Class F-J Shares, Class J Shares, Class JTE Shares and Class F-JTE Shares and (c) of 0.25% of NAV per annum for Class F-D Shares, Class D Shares, Class F-DTE Shares and Class DTE Shares, accrued and payable monthly. Such Servicing Fees are calculated based on the transactional NAV. To avoid duplication, Class F-STE Shares, Class STE Shares, Class JTE Shares, Class F-JTE Shares, Class F-DTE Shares and Class DTE Shares will bear their proportional share of the Servicing Fee indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Servicing Fee.

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

For the period from March 28, 2025 to December 31, 2025, the Company incurred Servicing Fees of $156,028, consisting of $26,519 and $129,509 for Series I investors and Series II investors, respectively.

Administration

SS&C GIDS, Inc. serves as the administrator (the “Administrator”) and accounting agent. Pursuant to the administration agreement, the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator is entitled to receive a monthly fee based on the monthly value of the Company’s net assets, subject to a minimum annual fee, plus out-of-pocket expenses. For the period from March 28, 2025 to December 31, 2025, the Company incurred Administrator Fees of $141,667.

Organizational and Offering Expenses

The Company bears all fees, costs and expenses incurred in connection with the organization of the Company, its pro rata share of fees, costs and expenses incurred with the organization of any Intermediate Entities and all fees, costs and expenses incurred in connection with the offering of the Shares, including, without limitation, related legal and accounting fees, printing costs, expenses associated with initial registrations, or any similar regime in other jurisdictions, travel, accommodation and other out-of-pocket expenses (collectively, the “Organizational and Offering Expenses”).

The Company reimburses the Manager or its affiliates for the Organizational and Offering Expenses incurred prior to the commencement of operations of the Company subject to the Expense Limitation Agreement discussed herein (including legal, accounting, audit, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company and/or the Series), to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month.

Series II incurred organizational expenses of $2,867,509, for the period from March 28, 2025 to December 31, 2025, of which $780,914 is attributable to investors in Series I through its investment in Series II. Series I further incurred own organizational expense of $328,197 for the period from March 28, 2025 to December 31, 2025.

Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the period from March 28, 2025 to December 31, 2025, Series II incurred offering expenses of $411,159, of which $89,477 is attributable to investors in Series I through its investment in Series II. Series I further incurred its own offering expenses of $48,587, for the period from March 28, 2025 to December 31, 2025. The remaining amounts are deferred and reflected in the Consolidated Statement of Assets and Liabilities of the Company. Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Note 3. Related Party Transactions” to our financial statements in this Annual Report on Form 10-K.

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

For the period from March 28, 2025 to December 31, 2025, the Manager elected to provide Series II Expense Support of $6,371,865, of which $1,287,838 is attributable to investors in Series I through its investment in Series II. The Manager further provided Expense Support for expenses incurred directly by Series I of $642,214 for the period from March 28, 2025 to December 31, 2025.

Operating Expenses

Each Series pays all costs, expenses and liabilities incurred in connection with affairs of the Company generally or any Series (collectively, the “Operating Expenses”), including its pro rata share of costs, expenses and liabilities incurred by any Intermediate Entities, including, without limitation: (a) the Organizational and Offering Expenses; (b) the Management Fee; (c) any taxes and governmental charges imposed on the Company generally or any Series; (d) costs of obtaining expenses incurred in connection with any tax audit, investigation, settlement or review of the Company generally or any Series; (e) fees, costs and expenses (including qualifying out-of-pocket travel expenses) for and/or relating to attorneys, accountants, an administrator, auditors, administrative agents, paying agents, depositaries, advisors (including tax advisors and senior advisors), prime brokers, deal finders, consultants, custodians, investment bankers, operating partners, the transfer agent, I Squared Service Providers and certain other third-party service providers or professionals; (f) valuation costs (including all fees, costs and expenses incurred in connection with establishing, implementing, monitoring and/or measuring the impact of sustainability (“Sustainability”) policies and programs with respect to the Company generally, any Series or their Infrastructure Assets or prospective Infrastructure Assets, including without limitation all fees, costs, and expenses incurred in connection with Sustainability tracking tools, climate risk assessments and any other assessments, measurements, advice or reports conducted as part of implementing, monitoring and maintaining the Manager’s responsible infrastructure acquisition strategy and its Sustainability policies and procedures with respect to the Company generally, any Series or their Infrastructure Assets or prospective Infrastructure Assets or otherwise designed to promote or evaluate the Company’s (generally), any Series’ or their Infrastructure Assets’ or prospective Infrastructure Assets’ achievement of Sustainability objectives); (g) expenses relating to the administrative, governance, accounting, technology and/or technology-related services and compliance-related matters and regulatory filings relating to the activities of the Company generally or any Series that are otherwise necessary for the operation of the Company generally, any Series and their Infrastructure Assets (including, without limitation, (i) expenses relating to the preparation and filing of the Company’s private placement memorandum, the Form 10, reports (including the Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports), disclosures, notifications and other correspondence to be filed with the SEC on behalf of the Company generally or any Series or in connection with the laws and/or regulations of jurisdictions in which the Company generally, any Series and their Infrastructure Assets engage in activities and any related regulations, or the laws and/or regulations of jurisdictions in which the Company generally or any Series engages in activities) and/or any other regulatory filings, notices or disclosures of the Manager and/or its affiliates relating to the Company generally, any Series and their activities, compensation of the independent directors and preparing materials and coordinating materials of the Board, and (ii) expenses relating to the Freedom of Information Act (FOIA) requests; (h) notices required by the Company generally or any Series pursuant to the LLC Agreement and other reporting obligations of the Company generally or any Series and the maintenance of the books and records of the Company generally or any Series, depositary, safekeeping and other professional fees, costs, expenses, retainers and/or other payments; (i) brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, investment banking fees, arranger fees, clearing and settlement charges and other acquisition costs, fees and expenses actually incurred in connection with making, holding, settling, sourcing, structuring, negotiating, financing, refinancing, pledging, monitoring or disposing of actual and potential Infrastructure Assets or investments (including, without limitation, any costs and expenses arising from any foreign exchange or other currency transactions); (j) the cost and expenses incurred in connection with the negotiation and establishment of the Credit Facilities, guarantees and other financing or credit support obligations (including interest, fees and related legal expenses and arrangements), bank fees, and expenses of loan servicers, loan administrators and other service providers; (k) fees, costs and expenses related to the organization or maintenance of any Intermediate Entities or other person used to directly or indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Asset(s) or investments or otherwise facilitating the Company generally, or any Series and their activities, including without limitation, any travel expenses, including chartered or first class travel and other related air travel administrative fees and expenses, provided that any such chartered air travel shall only be charged as an Operating Expenses (otherwise the first-class air travel equivalent cost will be charged) if such chartered air travel is used when commercial air travel is not practically feasible under the circumstances from a health, safety or destination perspective (as determined by the Manager) (such expenses, the “Travel Expenses”), and accommodation expenses related to such person and the salary and benefits of any personnel (including personnel of the Manager or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such person, or other overhead expenses in connection therewith; (l) expenses associated with compliance by the Company generally or any Series with applicable laws and regulations; (m) expenses and fees associated with any third-party advisory committees, each Audit Committee, each Board, and any independent representatives of I Squared and any meetings of, or conferences with, the Shareholders (including, without limitation, (i) the Travel Expenses and fees related to accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (ii) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (n) expenses associated with auditing, research, reporting, printing, publishing and technology-related services, including, without limitation, news and quotation equipment and services (including other notices and communications), preparation of periodic reports and financial or other related statements, tax returns, IRS Schedule K-1s and any other communications or notices relating to the Company generally or any Series; (o) technology and technology-related expenses, including, without limitation, expenses of technology-service providers and related software/hardware and market data and research used in connection with the Company’s or any Series’ acquisition and operational activities, as well as technology expenses relating to the oversight and management of the Company generally, any Series and their Infrastructure Assets, including data aggregation in respect of Infrastructure Assets; (p) costs, fees and expenses associated with responding to information requests from Shareholders and other persons; (q) expenses relating to the maintenance of any website, data room or communication medium used in relating to the Company generally or any series (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties); (r) expenses for accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, compliance with data privacy/protection policies and regulation, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, asset/property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters; (s) all fees, costs and expenses associated with the developing, negotiating, acquiring, trading, settling, holding, monitoring, financing and disposing of Infrastructure Assets (including, without limitation, any legal, tax, administrative, accounting, advisory, sourcing, brokerage, custody, hedging and consulting and other similar costs and expenses in connection therewith, including Travel Expenses and other similar costs and any costs and expenses in connection therewith, including other related expenses and any expenses related to attending retail, trade association and/or industry meetings, conferences or similar meetings (including with prospective Infrastructure Assets or other similar companies and any other matters related to the Company’s business) and any other costs and expenses associated with the Intermediate Entities); (t) the costs and expenses of any investigation, litigation (including discovery requests), arbitration or settlement involving the Company generally, any Series or entities in which the Company generally or any Series holds an Infrastructure Asset or otherwise relating to such Infrastructure Asset and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of the Company generally or any Series, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company generally or any Series, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (u) expenses of dissolving, winding up, liquidating and ultimately terminating the Company generally, any Series or any Intermediate Entities (including fees payable to service providers engaged to complete the liquidation of the Company generally or any Series, if any); (v) expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by Shareholders admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne directly by the Company generally or any Series); provided that neither the Company generally or any Series shall bear fees or expenses payable to Placement Support Agents who introduce the Company generally or any Series to placement agents or financial intermediaries; (w) fees, costs, expenses and compensation for (i) the employees of the Manager or its affiliates (including, but not limited to, salary, benefits and bonus which may be in the form of Performance Participation Allocation or similar incentive equity (as applicable)) and (ii) tax services (e.g., tax compliance, tax oversight and tax structuring), legal, hedging and currency management and transfer pricing services to the Company generally or any Series in each case as such fees, costs, expenses and compensation are allocable to the Company generally or any Series, as applicable, and at rates believed by the Manager to be fair to the Company generally and/or such Series, as applicable, and commercially reasonable, related to oversight functions and support services provided by the employees of the Manager, I Squared or its affiliates arising from, or incurred in connection with, the Company’s (generally) or any Series’ reporting, accounting, administration and valuations; (x) expenses incurred in complying with the LLC Agreement and the governing agreements of any Intermediate Entity, as well as the out-of-pocket expenses incurred in connection with any amendments to the LLC Agreement or the governing documents of any Intermediate Entities (including any exhibits or annexes thereto) of any Intermediate Entities, any amendments or modifications to I Squared’s or the valuation policy and procedures of the Company generally or any Series, any transfer or redemption of Shares (to the extent not reimbursed by the parties to any such transfer or redemption); and (y) the allocable share of the Broken Deal Expenses of the Company generally or any Series. In determining the amount of Operating Expenses that may be fairly allocable to the Company generally, any Series and to any I Squared Vehicles that may participate in Joint Ventures with the Company generally or any Series, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, capital of the Company generally, the applicable Series and applicable I Squared Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate NAV of the Company generally, the applicable Series and applicable I Squared Vehicles and the percentage of similar acquisitions in which the Company generally, the applicable Series or applicable I Squared Vehicles have historically participated. For the avoidance of doubt, any fees, costs and expenses related to the provision of products and services within the definition of Operating Expenses that are provided by I Squared Service Providers will be borne by the Company generally and/or the Series. Each Series will pay or otherwise bear its proportionate portion of the foregoing payments, fees, costs, expenses and other liabilities (for the avoidance of doubt, including any applicable value added tax) or obligations resulting from, related to, associated with, arising from or incurred in connection with the Company generally and/or operations. The Company will bear any extraordinary expenses it may incur, including any litigation expense.

Series II

Series II incurred Operating Expenses of $4,102,767, of which $637,008 is allocated to Series I through its investment in Series II, for the period from March 28, 2025 to December 31, 2025. Series I further incurred own Operating Expenses of $289,945, for the period from March 28, 2025 to December 31, 2025.

Net Unrealized Gain (Loss)

Series II recorded $34,511,190 of net change in unrealized appreciation for the period from March 28, 2025 to December 31, 2025. Of this amount, $7,758,958 is attributable to Series I for its investment in Series II. Such net changes in unrealized appreciation were generated from our Liquidity Portfolio and our Infrastructure Assets and are presented net of deferred taxes. The net change in unrealized appreciation was primarily driven by change in value of Infrastructure Assets.

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

Liquidity and Capital Resources

As of December 31, 2025, Series I and Series II had $7,000 and $2,277,971 in cash and cash equivalents, respectively, primarily the result from sales of our Shares.

In addition, Series II entered into the Credit Agreement with the Lender, a related party, under which the Lender may, at its discretion, provide short-term financing up to an aggregate amount of $60,000,000. During the period from March 28, 2025 to December 31, 2025, the Company borrowed $10,510,000, which is recorded as Loan Payable in the Consolidated Statement of Assets and Liabilities.

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

Our primary use of cash is (i) the acquisition of Infrastructure Assets, (ii) the cost of operations (including the Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, and (iv) periodic redemptions, including under any share redemptions or tender offers.

Additionally, I Squared committed to invest at least $15,000,000, in the aggregate, across the Company and other associated vehicles managed by the Manager (the “Initial Capital Commitment”), including $7,500,000 in the Company.

Cash Flows

The following table summarizes the changes to our cash flows for the period from March 28, 2025 to December 31, 2025:

	December 31, 2025 (Series I)	December 31, 2025 (Series II)
Net Cash flows provided by (used in):
Operating activities	$(29,478,000)	$(139,660,047)
Financing activities	29,485,000	141,938,018
Net increase in cash	$7,000	$2,277,971

Cash flows used in operating activities

Our cash flows used in operating activities primarily reflects the acquisition, sale and syndication of Infrastructure Assets. In addition, our net increase in net assets reflects income from interest, increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash flows provided by financing activities

Our cash flows provided by financing activities primarily reflects the gross proceeds from the issuance of Shares in our Private Offering and borrowings.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Company Investments

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

Recent Accounting Pronouncements

There were no accounting pronouncements issued for the period from March 28, 2025 to December 31, 2025 that are expected to have a material impact on our financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to December 31, 2025.

Net Asset Value

We calculate NAV per share in accordance with valuation policies and procedures that have been approved by the Board. Our GAAP net asset value (“GAAP NAV”) is our NAV determined in accordance with GAAP. Our transactional NAV is calculated by adjusting our GAAP NAV as of the relevant valuation date for (i) the Excess Expenses paid by the Manager pursuant to the Expense Limitation Agreement will be recognized as a reduction to Transactional NAV in the month we reimburse the Manager for such costs, (ii) shareholder servicing fees, as applicable, are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued, (iii) the exclusion of tax liabilities of certain taxable subsidiaries through which we hold Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by us (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iv) for assets acquired or sold pursuant to seller provided financing and/or delayed payment terms, Transactional NAV shall only reflect the portion of the asset acquired or sold that has been paid for and shall not account for the portion of the asset that remains financed.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary risk exposures include potential changes in fair market value, interest rate risks, and liquidity risk. Subject to oversight by the Principal Committee (or a member thereof) and any committee of the Board or the Manager is responsible for the oversight of risks to our business.

Changes in Fair Market Value

We intend to invest, primarily, in privately held infrastructure assets where market prices may not be readily apparent. Any portfolio assets will be valued at fair value as determined using a discounted cash flow, market comparable, and/or precedent transaction approach and in accordance with our valuation policy.

Changes to these inputs, whether due to macroeconomic conditions, changes in market interest rates, regulatory changes, operating performance, or market comparables may result in material increases or decreases in reported fair market value.

Interest Rate Risk

Changes in benchmark interest rates may impact discount rates used to determine asset fair market values in a discounted cash flow approach, alter comparable market multiples, or change required rates of return on assets. As a result, increases in interest rates may have a negative impact on fair values, while a decrease in interest rates may have a positive impact on fair values.

Credit Risk

Many portfolio assets utilize debt financing. Changes in benchmark interest rates, particularly increases in benchmark rates, may adversely impact the financing costs of underlying portfolio assets. Liquidity impacts, increased interest expenses, and refinancing risks all exist in scenarios where market interest rates change.

Additionally, we intend to utilize a NAV-based credit facility for working capital purposes. Adverse movement in interest rates will directly impact the cost of borrowing to the vehicle and potentially reduce liquidity availability.

Further, we are subject to credit risk in connection with our investments in debt securities and other credit instruments. Credit risk is the risk that a company or counterparty will fail to meet its obligations in accordance with agreed terms. Adverse changes in the credit quality of a company or a deterioration in general economic conditions may increase the likelihood of default or non-payment, which could result in losses to us.

Exchange Rate Risk

Foreign exchange rates: We intend to invest in infrastructure assets globally. Relative changes in interest rates between currency pairs have shown to impact foreign exchange rates. As such, relative global changes in interest rates against us, a USD denominated vehicle, may impact the fair market values of portfolio assets, as well as have adverse effects on the mark-to-market of any hedge positions we may choose to exercise.

Liquidity Risk

We intend to invest, primarily, in illiquid assets that are not actively traded. As such, our ability to realize value from investments is dependent on strategic transactions, corporate events, or other liquidity events, and the timing and outcomes of which are uncertain and subject to market conditions.

In a stressed scenario, our ability to generate adequate liquidity from our portfolio assets may be challenged. Further, any required asset liquidation will have unknown timing and uncertain outcomes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ISQ Open Infrastructure Company LLC Series I

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of ISQ Open Infrastructure Company LLC Series I and its subsidiary (“Series I”) as of December 31, 2025, and the related consolidated statements of operations, of changes in net assets and of cash flows for the period from March 28, 2025 (the “Funding Date”) to December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Series I as of December 31, 2025, and the results of its operations, changes in its net assets and its cash flows for the period from March 28, 2025 (the “Funding Date”) to December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of Series I’s management. Our responsibility is to express an opinion on Series I’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Series I in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 30, 2026

We have served as the Series I’s auditor since 2025.

PricewaterhouseCoopers LLP 300 Madison Avenue New York, New York 10017
www.pwc.com/us	(646) 471 3000

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statement of Assets and Liabilities

December 31, 2025
Assets
Investment in ISQ Open Infrastructure Company LLC - Series II	$35,601,783
Cash	7,000
Due from Manager - Expense Support	476,948
Deferred offering costs	173,197
Total Assets	36,258,928

Liabilities
Organizational costs payable	$268,457
Offering costs payable	221,784
Professional fees payable	176,749
Total Liabilities	$666,990
Commitments and Contingencies (Note 5)
Net Assets	$35,591,938

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statement of Assets and Liabilities – continued

December 31, 2025
Net Asset Value Per Share
F-STE Shares
Net Assets	$3,235,263
Shares outstanding	107,654
Net asset value per share	$30.05
F-DTE Shares
Net Assets	$12,853,300
Shares outstanding	400,110
Net asset value per share	$32.12
F-ITE Shares
Net Assets	$1,319,365
Shares outstanding	41,020
Net asset value per share	$32.16
F-JTE Shares
Net Assets	$18,167,268
Shares outstanding	578,956
Net asset value per share	$31.38
STE Shares
Net Assets	$3,462
Shares outstanding	110
Net asset value per share	$31.47
DTE Shares
Net Assets	$3,537
Shares outstanding	110
Net asset value per share	$32.15
ITE Shares
Net Assets	$3,568
Shares outstanding	110
Net asset value per share	$32.44
JTE Shares
Net Assets	$3,506
Shares outstanding	110
Net asset value per share	$31.87
ETE Shares
Net Assets	$2,669
Shares outstanding	80
Net asset value per share	$33.36

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statement of Operations

For the period from March 28, 2025 (Funding Date) to December 31, 2025
Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II
Interest income	$105,289
Performance participation allocation	(843,937)
Organizational costs	(780,914)
Professional fees	(479,005)
Offering costs	(89,477)
Management fees	(51,211)
Servicing fees	(26,519)
Interest and loan related fees	(18,362)
Other expenses	(139,641)
Total Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(2,323,777)
Less: Expense Support from Manager	(1,287,838)
Net Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(1,035,939)

Expenses
Organizational costs	328,197
Professional fees	288,945
Offering costs	48,587
Other expenses	1,000
Total Expenses	666,729
Less: Expense Support from Manager	(642,214)
Net Expenses	24,515

Net Investment Loss	(1,060,454)

Net Change in Unrealized Gain (Loss) on Investment allocated from ISQ Open Infrastructure Company LLC - Series II (Net of deferred taxes of $2,022,199)	7,758,958

Net Increase in Net Assets Resulting from Operations	$6,698,504

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares		ETE Shares	Total Shareholders’ Equity (Net Assets)
Balance at March 28, 2025 (Funding Date)	$-	$-	$-	$-	$-	$-	$-	$		$-	$-
Consideration from the issuance of shares	2,943,468	10,002,750	1,075,750	15,450,032	2,750	2,750	2,750		2,750	2,000	29,485,000
Net increase in net assets resulting from capital activity	2,943,468	10,002,750	1,075,750	15,450,032	2,750	2,750	2,750		2,750	2,000	29,485,000
Net investment loss	(67,685)	(478,966)	(37,859)	(475,429)	(129)	(126)	(125)		(128)	(7)	(1,060,454)
Net change in unrealized appreciation (depreciation)	475,755	3,447,986	281,474	3,549,296	942	943	943		943	676	7,758,958
Net increase in net assets resulting from operations	408,070	2,969,020	243,615	3,073,867	813	817	818		815	669	6,698,504
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	(116,275)	(118,470)	-	(356,631)	(101)	(30)	-		(59)	-	(591,566)
Balance at December 31, 2025	$3,235,263	$12,853,300	$1,319,365	$18,167,268	$3,462	$3,537	$3,568		$3,506	$2,669	$35,591,938

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statement of Cash Flows

For the period from March 28, 2025 (Funding Date) to December 31, 2025
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,698,504
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of limited liability company interests in ISQ Open Infrastructure Company LLC – Series II	(29,470,330)
Net investment income and expenses allocated from ISQ Open Infrastructure Company LLC – Series II	1,035,939
Net change in unrealized gain (loss) on investment allocated from ISQ Open Infrastructure Company LLC – Series II	(7,758,958)
Amortization of deferred offering costs	48,587
Net (increase) decrease in operating assets:
Due from Manager	(476,948)
Net increase (decrease) in operating liabilities:
Organizational costs payable	268,457
Professional fees payable	176,749
Net cash used in operating activities	(29,478,000)

Cash flows from financing activities
Capital contributions	29,485,000
Net cash provided by financing activities	29,485,000
Net increase in cash	7,000
Cash, beginning of period	-
Cash, end of period	$7,000

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

The Company conducts its operations so that neither Series I nor Series II is required to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company primarily seeks to manage joint ventures that own and control private companies, infrastructure assets and infrastructure-related assets located globally but with a focus on North America, Europe and selected growth economies in Asia and Latin America (the “Infrastructure Assets”) with the objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation.

The Company is conducting a continuous private offering of the shares to (i) accredited investors (as defined in Regulation D under the U.S. Securities Act of 1933 (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and benefits from I Squared’s infrastructure sourcing and portfolio management platform pursuant to a management agreement (the “Management Agreement”), entered into with ISQ OpenInfra Registered Advisor LLC (the “Manager”), an affiliate of I Squared, on September 2, 2025, to support the Company in managing its portfolio of Infrastructure Assets.

In pursuing its investment objective, Series I invests and will continue to invest substantially all of its assets in Series II. The portfolio of Series I typically consists solely of Series II shares. Therefore, Series I’s investment results correspond directly to the investment results of Series II. Series II has the same business objective and strategy as Series I. For convenience of the reader, references to Series II’s investments also refer to Series I investments (vice versa), and references to the risks of investing in Series II also refer to the risks of investing in Series I (vice versa), except as otherwise provided. Series I and Series II are part of a master-feeder fund structure. The feeder fund, Series I, invests substantially all of its assets in the master fund, Series II, through the Blocker (as defined below).

On March 28, 2025 (the “Funding Date”), I Squared contributed $2,000 to Series I. Series I contributed $1,000 to Series II through a blocker, ISQ Open Infrastructure Holdings, L.P. (the “Blocker”), domiciled in the Cayman Islands and Series I and Series II commenced operations. The Blocker is wholly owned by Series I and has therefore been consolidated. I Squared’s initial contribution to Series I was subsequently converted into Class ETE shares on September 30, 2025.

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

Basis of Presentation— Series I and Series II are treated as distinct entities under the LLC Act and for U.S. federal income tax purposes, each with its own segregated assets, liabilities, and expenses. If any expenses are incurred on behalf of or for the benefit of either Series, the Manager will allocate those expenses among Series based on the relative size of each Series’ investment in the relevant activity or entity, the net asset value of each Series, or another method the Manager, in good faith, deems fair and reasonable.

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

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and money market funds with financial institutions with maturities of three months or fewer at the time of acquisition. As of December 31, 2025, Series I held cash of $7,000 and no cash equivalents.

Organizational and Offering Expenses— Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series I and enable it legally to do business. Organizational expenses will be paid by the Manager, subject to potential recoupment as described in Note 3. For the period from the Funding Date to December 31, 2025, Series I incurred organizational expenses of $328,197.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. As of December 31, 2025, Series I incurred cumulative offering costs of $221,784. For the period from March 28, 2025 to December 31, 2025, Series I amortized $48,587 of deferred offering costs.

Distribution Fees and Servicing Fees— Series I invests in Series II. As a result, holders of any class of Series I Shares will indirectly bear their proportional share of the Distribution and Servicing fee that are charged at the Series II level. These fees are not charged again at the Series I level, but Series I’s share of such fees is allocated to it through its investment in Series II, as further described in the Fourth Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”).

Investments, At Fair Value— The investment valuation policy of Series I is to value its financial instruments at fair value. Series I records its investment in Series II at fair value based on its proportionate interest in the net assets of Series II. Valuation of assets held by Series II is discussed in Note 2 of Series II’s Notes to Consolidated Financial Statements.

Investment in Series II— On a monthly basis, Series I, records its proportionate share of the income, expenses, realized gains and losses and change in unrealized gains and losses of Series II. In addition, Series I accrues its own income and expenses. As of December 31, 2025, Series I owned 22.5% of the net assets of Series II. The performance of Series I is directly impacted by the performance of Series II. The notes to Series II consolidated financial statements are attached to Series I consolidated financial statements and are an integral part of these consolidated financial statements.

Income Taxes— Series I operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. An entity that is treated as a partnership for U.S. federal tax purposes generally incurs no U.S. federal income tax liability. Instead, each partner is generally required to take into account its allocable share of items of income, gain, loss, deduction, or credit of the entity in computing its U.S. federal income tax liability, regardless of whether cash distributions are made. A partnership, such as each Series, may nonetheless be taxed as a corporation if it is a publicly traded partnership, unless it meets the qualifying income exception. The qualifying income exception applies with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for each taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation. Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. Each Series is managed such that it will meet the qualifying income exception in each taxable year. If either Series were recharacterized as a corporation for federal income tax purposes by not meeting the qualifying income exception, the holders of interest in that Series would then be treated as stockholders in a corporation, and the Series would become taxable as a corporation for U.S. federal income tax purposes. Further, each Series would be subject to U.S. corporate income tax on its net taxable income. In addition, each Series operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Calculation of Net Asset Value— Net asset value (“NAV”) under GAAP by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and redemptions that were effective on the last calendar day of such month. Net asset value per share for each class is calculated by dividing the net asset value for that class by the total number of outstanding shares of that class on the reporting date.

The Manager is ultimately responsible for the Company’s NAV calculations.

Due to/Due from Manager— Balances due to or due from the Manager represent amounts payable or receivable arising from reimbursable expenses, fee waivers, expense support arrangements, or other related-party transactions. These amounts are recorded at their contractual amount and are settled in the normal course of business. Amounts due to the Manager are classified as liabilities, and amounts due from the Manager are classified as assets in the Consolidated Statement of Assets and Liabilities.

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

3.	RELATED PARTY TRANSACTIONS

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

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager will be permitted to recapture a Specified Expense in the same year it is incurred. This arrangement will not be permitted to be terminated prior to June 30, 2026, without the consent from the board of directors (the “Board”). “Specified Expenses” is defined to include all expenses incurred in the business of the Company and each Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquires its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

As of December 31, 2025, the Manager agreed to reimburse expenses of $642,214 incurred by the Company for the period from March 28, 2025 to December 31, 2025, pursuant to the Expense Limitation Agreement. The amount is subject to recoupment within a five-year period. As of December 31, 2025, Series I recorded $476,948 as Due from Manager.

The Manager believes that it is not probable for Series I to be required to reimburse the expenses waived by the Manager.

For the Period Ended	Amount	Last Expiration Date
December 31, 2025	$642,214	December 31, 2030
Total	$642,214

Excluded from the amount above is $1,287,838 of Expense Support from Manager for the period from March 28, 2025 to December 31, 2025. This amount represents Series I’s proportionate share of reimbursement that is allocated to it through its investment in Series II and is included within the Consolidated Statement of Operations within the net investment income and expenses allocated from Series II.

Organizational Expenses and Offering Expenses

During the period ended December 31, 2025, Series I incurred organizational expenses related to legal, accounting, regulatory filings, and other out-of-pocket costs associated with the formation of Series I and its intermediate entities. Certain of these organizational expenses were initially paid by the Manager on behalf of Series I.

Pursuant to the Company’s governing documents, the Company reimburses the Manager for organizational expenses incurred prior to the commencement of operations, subject to the terms of the Expense Limitation Agreement.

For the period from March 28, 2025 to December 31, 2025, Series I recognized $328,197 of organizational expenses and recorded $268,457 as Organizational costs payable in the Consolidated Statements of Assets and Liabilities.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Certain of these offering expenses were initially paid by the Manager on behalf of Series I. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. As of December 31, 2025, Series I incurred cumulative offering costs of $221,784. For the period from March 28, 2025 to December 31, 2025, Series I amortized $48,587 of deferred offering costs.

4.	SHAREHOLDERS’ EQUITY

Unregistered Sales of Equity Securities

The following table is a summary of the Shares issued and redeemed during the period from the Funding Date to December 31, 2025:

	Shares Outstanding at Formation	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of December 31, 2025
F-STE Shares	-	107,654	-	-	-	-	107,654
F-DTE Shares	-	400,110	-	-	-	-	400,110
F-ITE Shares	-	41,020	-	-	-	-	41,020
F-JTE Shares	-	578,956	-	-	-	-	578,956
STE Shares	-	110	-	-	-	-	110
DTE Shares	-	110	-	-	-	-	110
ITE Shares	-	110	-	-	-	-	110
JTE Shares	-	110	-	-	-	-	110
ETE Shares	-	80	-	-	-	-	80

For the period from the Funding Date to December 31, 2025, Series I issued such Shares for an aggregate consideration of $29,485,000. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

Beginning with the end of the first full calendar quarter in which the Shares are sold to non-affiliates of I Squared, Series I will seek to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I will pay quarterly distributions consistently and at a specific rate, or at all. There were no distributions declared for the period from the Funding Date to December 31, 2025.

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

As of December 31, 2025, Series I had not issued any Shares under the DRIP.

Share Redemption Program

Series I offers a share redemption program pursuant to which, on a quarterly basis, shareholders may request that the Company redeems all or any portion of their Shares. Series I may redeem fewer Shares than have been requested in any particular quarter to be redeemed under Series I’s share redemption program, or none at all, in the Board’s discretion at any time. The Company expects that Series I will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Per our share redemption program, requests for redemption are subject to an early redemption fee (the “Early Redemption Fee”) of 5% of the NAV of the Shares redeemed from a Shareholder if Shares are redeemed within 24 months of the original issue date of such Shares. Any Early Redemption Fee will benefit Series I. Aggregate NAV will be reflective of Series I NAV which consists of all the underlying assets of Series II. For the period from the Funding Date to December 31, 2025, Series I did not redeem any Shares under the share redemption program.

5.	COMMITMENTS AND CONTINGENCIES

The Company and Series were not subject to any litigation nor were the Company and Series aware of any material litigation threatened against them.

Indemnifications

Under the LLC Agreement and organizational documents, members of each Series’ Board, the Manager, I Squared, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company (on behalf of each Series) enters into contracts that contain a variety of representations and that provide general indemnifications. Each Series’ maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against either Series.

6.	FINANCIAL HIGHLIGHTS

The following are the financial highlights for period from March 28, 2025 (Funding Date) to December 31, 2025:

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-

Distributions declared (1)	-	-	-	-	-	-	-	-	-
Proceeds from issuance of shares	25.00	25.00	25.00	25.00	25.00	25.00	25.00	25.00	25.00
Premium/(Discount) on issuance of shares	0.46	(0.08)	(0.37)	(0.22)	-	0.01	0.01	0.01	-
Service fees	(1.83)	(0.30)	-	(0.87)	(0.92)	(0.27)	-	(0.54)	-

Net investment income (2)	(1.06)	(1.21)	(1.17)	(1.15)	(1.17)	(1.15)	(1.14)	(1.16)	(0.09)
Net realized and unrealized gain/(loss) (3)	7.48	8.71	8.70	8.62	8.56	8.56	8.57	8.56	8.45
Net increase in net assets resulting from operations	6.42	7.50	7.53	$7.47	7.39	7.41	7.43	7.40	8.36

Net asset value at end of period	$30.05	$32.12	$32.16	$31.38	$31.47	$32.15	$32.44	$31.87	$33.36
Shares outstanding at end of period	107,654	400,110	41,020	578,956	110	110	110	110	80
Weighted average shares outstanding	63,568	395,809	32,342	411,714	110	110	110	110	80
Ratio/Supplemental Data:
Net assets at end of period	$3,235,263	$12,853,300	$1,319,365	$18,167,268	$3,462	$3,537	$3,568	$3,506	$2,669
Not annualized ratio to average net assets (4)(5)(6)
Total expenses before expense support (6)	11.60%	17.59%	13.87%	12.41%	13.31%	13.08%	13.01%	13.20%	7.69%
Total expenses after expense support (6)	5.06%	5.78%	5.43%	5.35%	4.46%	4.34%	4.30%	4.41%	0.74%
Net investment loss (5)(6)	-4.61%	-5.24%	-4.94%	-4.88%	-4.05%	-3.93%	-3.89%	-4.01%	-0.32%
Total return (6)(7)	20.20%	28.48%	28.64%	25.52%	25.88%	28.60%	29.76%	27.48%	33.44%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 4).
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Series I shares in relation to fluctuating market value for the portfolio.
(4)	Actual results may not be indicative of future results. Additionally, an individual shareholder’s ratio may vary from the ratios presented for a share class as a whole.
(5)	The ratios were derived using the simple average net assets during the applicable period.
(6)	Not annualized.
(7)	The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Series I performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Series I shares.

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

In January and February 2026, Series I issued 325,334 Shares for total aggregate net consideration of $9,911,350. The offer and sale of such Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

On January 30, 2026, the Company declared a special cash distribution on the following classes of the Series I shares in the amounts per share set forth below:

Class	Net Distribution
Class F-ITE Shares	$0.11
Class F-STE Shares	$0.11
Class F-DTE Shares	$0.11
Class F-JTE Shares	$0.11
Class ITE Shares	$0.11
Class STE Shares	$0.11
Class DTE Shares	$0.11
Class JTE Shares	$0.11
Class ETE Shares	$0.11

The special cash distribution for each class of shares was payable to holders of record at the close of business on January 31, 2026. The distribution was paid in cash or reinvested in additional Shares of Series I for shareholders participating in the Company’s distribution reinvestment plan. Cash payments were made over multiple dates during the period from February 13 through February 19, 2026.

There are no other events that require disclosure or adjustment to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ISQ Open Infrastructure Company LLC Series II

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of ISQ Open Infrastructure Company LLC Series II and its subsidiaries (“Series II”) as of December 31, 2025, and the related consolidated statements of operations, of changes in net assets and of cash flows for the period from March 28, 2025 (the “Funding Date”) to December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Series II as of December 31, 2025, and the results of its operations, changes in its net assets and its cash flows for the period from March 28, 2025 (the “Funding Date”) to December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Series II’s management. Our responsibility is to express an opinion on the Series II’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Series II in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 30, 2026

We have served as Series II’s auditor since 2025.

PricewaterhouseCoopers LLP 300 Madison Avenue New York, New York 10017
www.pwc.com/us	(646) 471 3000

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statement of Assets and Liabilities

December 31, 2025
Assets
Investments at fair value (Cost $139,937,414)	$183,179,945
Cash and cash equivalents	2,277,971
Due from Manager - Expense Support	4,360,335
Deferred offering costs	1,323,678
Prepaid expenses and other assets	158,043
Total Assets	191,299,972

Liabilities
Loan payable	$10,510,000
Deferred tax liability	8,733,421
Performance participation allocation payable	3,415,609
Servicing fees payable	2,961,570
Organizational costs payable	2,559,348
Offering costs payable	1,734,837
Interest payable	1,694,183
Promissory Notes (net of debt issuance costs of $167,226)	690,774
Management fees payable	212,689
Professional fees payable	164,062
Accounts payable & accrued expenses	465,045
Total Liabilities	$33,141,538
Commitments and Contingencies (Note 8)
Net Assets	$158,158,434

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statement of Assets and Liabilities - continued

December 31, 2025
Net Asset Value Per Share
ETE Shares
Net Assets	$1,344
Shares outstanding	40
Net asset value per share	$33.60
DTE Shares
Net Assets	$3,212
Shares outstanding	100
Net asset value per share	$32.12
ITE Shares
Net Assets	$3,243
Shares outstanding	100
Net asset value per share	$32.43
JTE Shares
Net Assets	$3,180
Shares outstanding	100
Net asset value per share	$31.80
STE Shares
Net Assets	$3,136
Shares outstanding	100
Net asset value per share	$31.36
F-STE Shares
Net Assets	$3,231,299
Shares outstanding	105,792
Net asset value per share	$30.54
F-ITE Shares
Net Assets	$1,319,688
Shares outstanding	40,677
Net asset value per share	$32.44
F-JTE Shares
Net Assets	$18,158,680
Shares outstanding	572,307
Net asset value per share	$31.73
F-DTE Shares
Net Assets	$12,878,001
Shares outstanding	400,100
Net asset value per share	$32.19
E Shares
Net Assets	$12,685,360
Shares outstanding	377,933
Net asset value per share	$33.57
F-S Shares
Net Assets	$13,513,460
Shares outstanding	448,694
Net asset value per share	$30.12
F-I Shares
Net Assets	$6,660,049
Shares outstanding	207,668
Net asset value per share	$32.07

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statement of Assets and Liabilities - continued

December 31, 2025
F-J Shares
Net Assets	$89,697,782
Shares outstanding	2,862,789
Net asset value per share	$31.33

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statement of Operations

For the period from March 28, 2025 (Funding Date) to December 31, 2025
Income
Interest income	$488,664
Total Income	488,664

Expenses
Performance participation allocation	$3,415,609
Organizational costs	2,867,509
Professional fees	1,935,077
Interest and loan related fees	1,703,645
Offering costs	411,159
Management fees	212,689
Servicing fees	156,028
Other expenses	464,045
Total Expenses	11,165,761
Less: Expense Support from Manager	(6,371,865)
Net Expenses	4,793,896

Net Investment Loss	(4,305,232)

Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments (net of deferred taxes of $8,733,421)	34,509,110
Net change in unrealized gain (loss) on foreign currency translation	2,080
Net Realized and Unrealized Gain (Loss) on Investments	34,511,190

Net Increase in Net Assets Resulting from Operations	$30,205,958

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets

	ETE Shares	DTE Shares	ITE Shares	JTE Shares	STE Shares	F-STE Shares	F-ITE Shares	F-JTE Shares	F-DTE Shares	E Shares	F-S Shares	F-I Shares	F-J Shares	Total Shareholders’ Equity (Net Assets)
Balance at March 28, 2025 (Funding Date)	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consideration from the issuance of shares	1,000	2,500	2,500	2,500	2,500	2,941,827	1,075,380	15,447,123	10,002,500	9,641,438	12,031,031	5,377,500	74,237,719	130,765,518
Distributions declared (1)	-	(1)	(1)	(1)	(1)	(495)	(279)	(3,722)	(3,000)	-	-	-	-	(7,500)
Net increase in net assets resulting from capital activity	1,000	2,499	2,499	2,499	2,499	2,941,332	1,075,101	15,443,401	9,999,500	9,641,438	12,031,031	5,377,500	74,237,719	130,758,018
Net investment loss	(5)	(123)	(121)	(124)	(127)	(67,941)	(36,569)	(467,574)	(463,359)	(45,681)	(327,554)	(191,558)	(2,704,496)	(4,305,232)
Net change in unrealized appreciation (depreciation)	349	866	865	864	865	474,183	281,156	3,539,485	3,460,330	3,089,603	2,284,827	1,474,107	19,903,690	34,511,190
Net increase in net assets resulting from operations	344	743	744	740	738	406,242	244,587	3,071,911	2,996,971	3,043,922	1,957,273	1,282,549	17,199,194	30,205,958
Accrued service fees	-	(30)	-	(59)	(101)	(116,275)	-	(356,632)	(118,470)	-	(474,844)	-	(1,739,131)	(2,805,542)
Balance at December 31, 2025	$1,344	$3,212	$3,243	$3,180	$3,136	$3,231,299	$1,319,688	$18,158,680	$12,878,001	$12,685,360	$13,513,460	$6,660,049	$89,697,782	$158,158,434

(1)	See Note 7 for additional information.

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statement of Cash Flows

For the period from March 28, 2025 (Funding Date) to December 31, 2025
Cash flows from operating activities
Net increase in net assets resulting from operations	$30,205,958
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(139,905,655)
Payment-in-kind interest capitalized	(31,759)
Net change in unrealized gain (loss) on investments	(34,509,110)
Amortization of deferred offering costs	411,159
Amortization of debt issuance costs	20,774
Amortization/accretion of servicing fees	156,028
Net (increase) decrease in operating assets:
Due from Manager - Expense Support	(4,360,335)
Prepaid expenses and other assets	(158,043)
Net increase (decrease) in operating liabilities:
Performance participation allocation payable	3,415,609
Organizational costs payable	2,559,348
Interest payable	1,694,183
Management fees payable	212,689
Accounts payable & accrued expenses	465,045
Professional fees payable	164,062
Net cash used in operating activities	(139,660,047)

Cash flows from financing activities
Capital contributions	130,765,518
Distributions declared	(7,500)
Borrowings from Promissory Notes	858,000
Borrowings from loans	10,510,000
Debt issuance costs paid	(188,000)
Net cash provided by financing activities	141,938,018
Net increase in cash	2,277,971
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$2,277,971

See notes to consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of December 31, 2025

Investments in Portfolio Companies	Interest Rate	Maturity Date	Type of Investment	Industry	Principal	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments
North America
Galaxy Helios I LLC (1)(2)	SOFR + 4.75% Cash	8/15/2028	Delayed Draw Term Loan	Data Center	$4,180,891	$4,019,126	$4,152,093	2.6%
Pelican Power LLC (1)(3)	SOFR + 5.50% Cash	8/29/2030	Term Loan	Utilities	7,753,333	7,753,333	7,879,852	5.0%
Total North America						11,772,459	12,031,945	7.6%

Europe
Substantial Holdco Limited (4)	8.00% Cash 4.00% PIK	4/20/2030	Delayed Draw Term Loan	Telecommunications	£3,181,759	$4,253,445	$4,094,453	2.6%
Total Europe						4,253,445	4,094,453	2.6%
Total Debt Investments						16,025,904	16,126,398	10.2%

Investments in Portfolio Companies	Asset	Type of Investment	Industry	Ownership % of Investment	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments
North America
ENTEK Technology Holdings LLC (5)	Equity Interest Held Through ISQ Liberty Aggregator, L.P.	Common Stock	Conventional Energy	1.58%	$6,645,179	$6,964,870	4.4%
Ezee Fiber Texas, LLC (5)	Equity Interest Held Through ISQGIF III U.S. AIV Telecom Aggregator, L.P.	Common Stock	Telecommunications	1.46%	20,700,000	21,635,349	13.7%
Matterhorn Express Pipeline LLC (5)	Equity Interest Held Through ISQ Spyder Aggregator, L.P.	Common Stock	Energy Transportation	6.92%	34,031,465	42,162,460	26.7%
Summit School Services (5)	Equity Interest Held Through ISQ Bus Aggregator, L.P.	Common Stock	Transportation	8.16%	27,455,820	33,108,760	20.9%
Transport Equipment Network (TEN), LLC (6)	Equity Interest Held Through Transportation Equipment Network (TEN), LLC	Common Stock	Transportation	6.29%	35,079,046	63,182,108	39.9%
Total North America					123,911,510	167,053,547	105.6%
Total Equity Investments					123,911,510	167,053,547	105.6%
Total Investments, at fair value					139,937,414	183,179,945	115.8%

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of December 31, 2025 – continued

Cash Equivalents	Type of Investment	Shares	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Cash Equivalents
Money Market Fund
JPMorgan U.S. Government Money Market Fund	Cash Equivalents	2,180,513	$2,180,513	$2,180,513	1.4%
Total Cash Equivalents			2,180,513	2,180,513	1.4%
Total Investments and Cash Equivalent			$142,117,927	$185,360,458	117.2%

(1)	Floating rate note. Rate shown is the rate at December 31, 2025.
(2)	Includes a delayed draw term loan component where an additional principal of $2,485,776 is unfunded as of December 31, 2025. The unfunded loan commitment rate is 0.75%.
(3)	Investment contains a 2.00% floor rate at December 31, 2025.
(4)	Includes a delayed draw term loan component where an additional principal of £2,450,000 is unfunded as of December 31, 2025. The unfunded loan commitment rate is 0.75%.
(5)	Series II holds its investments in Portfolio Companies indirectly through the Assets noted in the schedule above.
(6)	Series II holds its investment in Transport Equipment Network (TEN), LLC indirectly through an intermediate entity that is wholly owned by Series II.

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

The Company conducts its operations so that neither Series I or Series II is required to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company primarily seeks to manage joint ventures that own and control private companies, infrastructure assets and infrastructure-related assets located globally but with a focus on North America, Europe and selected growth economies in Asia and Latin America (the “Infrastructure Assets”) with the objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation.

The Company is conducting a continuous private offering of the shares to (i) accredited investors (as defined in Regulation D under the U.S. Securities Act of 1933 (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and benefits from I Squared’s infrastructure sourcing and portfolio management platform pursuant to a management agreement (the “Management Agreement”) entered into with ISQ OpenInfra Registered Advisor LLC (the “Manager”), an affiliate of I Squared, on September 2, 2025, to support the Company in managing its portfolio of Infrastructure Assets.

In pursuing its investment objective, Series I invests and continues to invest substantially all of its assets in Series II. The portfolio of Series I typically consists solely of Series II shares. Therefore, Series I’s investment results correspond directly to the investment results of Series II. Series II has the same business objective and strategy as Series I. For convenience of the reader, references to Series II’s investments also refer to Series I investments (vice versa), and references to the risks of investing in Series II also refer to the risks of investing in Series I (vice versa), except as otherwise provided. Series I and Series II are part of a master-feeder fund structure. The feeder fund, Series I, invests substantially all of its assets in the master fund, Series II, through the Blocker (as defined below).

On March 28, 2025 (the “Funding Date”), Series I contributed $1,000 to Series II through a blocker, ISQ Open Infrastructure Holdings, L.P. (the “Blocker”), domiciled in the Cayman Islands, and Series I and Series II commenced operations.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting— The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars. The Company’s fiscal year end is December 31.

Series II consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Series I and Series II qualify as investment companies solely for accounting purposes and not for any other purpose. Series I and Series II are not registered, and are not required to be registered, as investment companies under the Investment Company Act. Series I and Series II follow the significant accounting policies described below.

Basis of Presentation— Series I and Series II are treated as distinct entities under the LLC Act and for U.S. federal income tax purposes, each with its own segregated assets, liabilities, and expenses. If any expenses are incurred on behalf of or for the benefit of either Series, the Manager will allocate those expenses among Series based on the relative size of each Series’ investment in the relevant activity or entity, the net asset value of each Series, or another method the Manager, in good faith, deems fair and reasonable.

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

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and money market funds with financial institutions with maturities of three months or fewer at the time of acquisition. As of December 31, 2025, Series II held cash equivalents of $2,180,513.

Organizational and Offering Expenses— Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series II and enable it legally to do business. Organizational expenses will be paid by the Manager, subject to potential recoupment as described in Note 6. For the period from the Funding Date to December 31, 2025, Series II incurred organizational expenses of $2,867,509.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the period from March 28, 2025 to December 31, 2025, Series II incurred offering expenses of $1,734,837. For the period ended December 31, 2025, Series II amortized $411,159 of deferred offering expenses.

Distribution Fees and Servicing Fees— — Series II pays the applicable selling agents ongoing servicing fees (the “Servicing Fees”) of 0.85% of NAV per annum for Class F-S Shares, Class F-STE Shares, and Class STE Shares, 0.50% of NAV per annum for Class F-J Shares, Class F-JTE and Class JTE Shares, and 0.25% of NAV per annum for Class F-DTE Shares, and Class DTE Shares, payable monthly in arrears, as they become contractually due.

Class F-I Shares, Class F-ITE Shares, Class ITE Shares, Class E Shares, and Class ETE Shares do not incur Servicing Fees. Such Servicing Fees are calculated based on Series II’s transactional net asset value, which is the price at which Series II sells and redeems its Shares.

All or a portion of the Servicing Fee may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services.

Under GAAP, Series II accrues the cost of the Servicing Fees and Distribution Fees as an offering cost at the time Series II sells the applicable classes of Shares and amortizes such costs over the estimated life of the Shares. As of December 31, 2025, Series II has accrued $2,805,542 of Servicing Fees payable to the selling agents related to the applicable classes of Shares sold.

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

The board of directors (the “Board”) is responsible for overseeing the valuation of Series II’s investments at fair value as determined in good faith pursuant to Series II’s valuation policy. The Board has designated the Manager as Series II’s valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in Series II’s valuation policy.

There is no single standard for determining fair values of assets that do not have a readily available market price and, in many cases, such fair values may be best expressed as a range of fair values from which a single estimate may be derived in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for Infrastructure Assets that do not have readily available market prices, the Manager considers industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or asset is expected to generate in the future. The market approach relies upon valuations for comparable companies, transactions or assets, and includes making judgments about which companies, transactions, or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. It is common to use only the income approach for Infrastructure Assets. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of an Infrastructure Asset, macro and local market conditions, industry information and the Infrastructure Asset’s historical and projected financial data.

Infrastructure Assets will generally be valued at transaction price initially; however, to the extent the Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for Infrastructure Assets, the Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the Infrastructure Assets financial performance since the valuation date, as well as any cash flow activity related to the Infrastructure Assets during the month. The Manager values Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager will engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. However, the Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with Series II’s valuation policies and procedures.

Because assets are valued as of a specified valuation date, events occurring subsequent to that date will not be reflected in Series II’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation.

At least annually, the Manager reviews the appropriateness of Series II’s valuation policies and procedures and will recommend any proposed changes to the Board. From time to time, the Board and the Manager may adopt changes to the valuation policies and procedures if they determine that such changes are likely to result in a more accurate reflection of estimated fair value.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation (Depreciation) on Investments and Derivatives— Without regard to unrealized appreciation (depreciation) previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized appreciation (depreciation) will reflect the change in investment values during the reporting period, including the reversal of any previously recorded unrealized appreciation (depreciation) when gains or losses are realized.

Income and Expense Recognition— Interest income is recognized on the accrual basis. Series II records dividend income and accrues interest income from private securities pursuant to the terms of the respective investment, unless, in the case of dividend income, the General Partner determines that the portfolio company does not have positive earnings in which case such dividend income is treated as a return of capital. The Company records unrealized appreciation or depreciation on their investments based upon the change in fair value of investments. Realized gains and losses on the sale of investments are recorded on the trade date basis using the specific identification method. Expenses are recorded as incurred. Interest and dividend income are recorded net of any withholding taxes. Interest income is not accrued when collection appears unlikely.

Income Taxes— Series II operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. An entity that is treated as a partnership for U.S. federal tax purposes generally incurs no U.S. federal income tax liability. Instead, each partner is generally required to take into account its allocable share of items of income, gain, loss, deduction, or credit of the entity in computing its U.S. federal income tax liability, regardless of whether cash distributions are made. A partnership, such as each Series, may nonetheless be taxed as a corporation if it is a publicly traded partnership, unless it meets the qualifying income exception. The qualifying income exception applies with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for each taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation. Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. Each Series is managed such that it will meet the qualifying income exception in each taxable year. If either Series were recharacterized as a corporation for federal income tax purposes by not meeting the qualifying income exception, the holders of interest in that Series would then be treated as stockholders in a corporation, and the Series would become taxable as a corporation for U.S. federal income tax purposes. Further, each Series would be subject to U.S. corporate income tax on its net taxable income. In addition, each Series operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Deferred Income Taxes— Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period when the change is enacted.

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. When evaluating the realizability of the deferred tax assets, all evidence, both positive and negative, is considered. Items considered when evaluating the need for a valuation allowance include the ability to carry back losses, future reversals of existing temporary differences, tax planning strategies, and expectations of future earnings.

Uncertain Tax Positions— Series II analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a reserve is established. The reserve for uncertain tax positions is recorded in Taxes Payable in the accompanying Consolidated Statements of Assets and Liabilities. Series II recognizes accrued interest and penalties related to uncertain tax positions within the provision for income taxes in the Consolidated Statements of Operations. Series II records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Calculation of Net Asset Value— Net asset value (“NAV”) under GAAP by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and redemptions that were effective on the last calendar day of such month. Net asset value per share for each class is calculated by dividing the net asset value for that class by the total number of outstanding shares of that class on the reporting date.

The Manager is ultimately responsible for the Company’s NAV calculations.

Borrowings— Series II records amounts drawn under its line of credit as borrowings within the Consolidated Statement of Assets and Liabilities. Borrowings under the line of credit are initially recognized at cost, which represents the proceeds received, and are subsequently carried at amortized cost. Interest accrues at the contractual interest rate applicable under the Credit Agreement (as defined below), which is generally based on the Secured Overnight Financing Rate (“SOFR”) plus a stated margin, or such other base rate as defined under the terms of the facility.

Due to/Due from Manager— Balances due to or due from the Manager represent amounts payable or receivable arising from reimbursable expenses, fee waivers, expense support arrangements, or other related-party transactions. These amounts are recorded at their contractual amount and are settled in the normal course of business. Amounts due to the Manager are classified as liabilities, and amounts due from the Manager are classified as assets in the Consolidated Statement of Assets and Liabilities.

Performance Participation Allocation— Under the Fourth Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, the Company will be entitled to receive a Performance Participation Allocation equal to 12.5% of the Total Return attributable to Investor Shares, subject to a 5.0% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement) (the “Performance Participation Allocation”). The Performance Participation Allocation will be measured and paid on an annual basis and accrued monthly; see “Note 6. RELATED PARTY TRANSACTIONS”, below for further detail. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and redeems its Shares. The Company may elect to receive the Performance Participation Allocation in cash and/or Class E Shares. If the Performance Participation Allocation is paid in Class E Shares, such shares may be redeemed at the Company’s request and will be subject to the redemption limitations of our share redemption program.

Segment Reporting— Series II operates through a single operating and reporting segment with a primary objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer and Chief Investment Officer (the “Principal Committee”) which assesses the performance and makes operating decisions of the Company on a consolidated basis. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess Series II’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Consolidated Statement of Assets and Liabilities and significant segment expenses are the same as those listed in the Consolidated Statements of Operations.

3.	INVESTMENTS

Summarized Infrastructure Assets Financial Information

The following tables present audited summarized operating data for the period from March 28, 2025 (Funding Date) to December 31, 2025 and summarized balance sheet data as of December 31, 2025 for the Infrastructure Assets listed in the Consolidated Schedule of Investments in the aggregate in which Series II has an indirect equity interest, respectively:

Summarized Operating Data:

Revenues	$2,507,971,746
Expenses	(2,703,378,288)
Income before taxes	(195,406,542)
Income tax expense (benefit)	4,129,672
Consolidated net income (loss)	(191,276,870)
Net income (loss) attributable to non-controlling interests	-
Net income (loss)	$(191,276,870)

The net income above represents the aggregated net income attributable to the controlling interests in each of Series II’s Infrastructure Assets and does not represent Series II’s proportionate share of income.

Summarized Balance Sheet Data:

Current assets	$894,264,988
Noncurrent assets	8,478,676,083
Current liabilities	669,352,171
Noncurrent liabilities	4,664,711,530
Equity	4,038,877,370

4.	FAIR VALUE MEASUREMENT AND DISCLOSURES

The following table summarizes the valuation of Series II’s investments and cash and cash equivalents in the fair value hierarchy levels as of December 31, 2025:

Description	Level I	Level II	Level III	Total
Investments at fair value
Equity Investments	$-	$-	$167,053,547	$167,053,547
Debt Investments	-		16,126,398	16,126,398
Total Investments at fair value	$-	$-	$183,179,945	$183,179,945

Cash and cash equivalents at Series II include a money market fund balance of $2,180,513, which is considered a Level I asset.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the period from March 28, 2025 (Funding Date) to December 31, 2025.

Description	Amount
Balance as of the Funding Date	$-
Purchases	139,937,414
Net change in unrealized gain (loss) on investments	43,242,531
Transfers out of Level III	-
Transfers into Level III	-
Balance as of December 31, 2025	$183,179,945

Transfers of investments between levels, if any, are recorded at the end of the period.

The net change in unrealized gain (loss) on investments included in the Consolidated Statements of Operations from the Funding Date to December 31, 2025 attributable to Level III assets still held at December 31, 2025 for Series II was $43,242,531.

The following table provides quantitative measures used to determine the fair values of the Level III assets as of December 31, 2025:

Level III Assets	Fair Value	Valuation Methodology & Inputs	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input (3)
Equity Investments	$167,053,547	Discounted Cash Flow	Discount Rate	12.3%	11.5% - 17.3%	Decrease
		Discounted Cash Flow	Exit Multiple	7.4x	5.0x -15.0x	Increase
Debt Investments	16,126,398	Discounted Cash Flow	Discount Rate	10.4%	9.0% - 13.0%	Decrease

(1)	In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments.
(2)	Inputs are weighted based on fair value of the investments included in the range.
(3)	Unless otherwise noted, this column represents the directional change in the fair value of the Level III assets that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

5.	DEBT

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

Line of Credit

On December 12, 2025, the Company, as well as certain wholly-owned subsidiaries which may be added and removed from time to time (the “Borrowers”), entered into an unsecured, uncommitted line of credit (the “Credit Agreement”) up to a maximum aggregate principal amount of $60 million with I Squared Capital, LLC (the “Lender”), an affiliate of the Company. The line of credit expires on April 15, 2026, subject to extension options up to six months, requiring the Lender’s approval. The interest rate is the then-current rate offered by a third-party lender or, if no such rate is available, SOFR applicable to such loan plus 2.25%. Interest is calculated on a 360-day year.

Each advance under the line of credit is repayable on or before the 10th business day after the month end following the earlier of (i) the date the Lender demands payment and (ii) the Stated Expiration Date (as defined in the Credit Agreement). To the extent Series II has not repaid all Loans and other Obligations (as defined in the Credit Agreement) under the line of credit after a repayment event has occurred, the Company shall use commercially reasonable efforts to apply excess available cash proceeds to the repayment in full of its Loans and Obligations; provided that the Borrowers will be permitted to (i) conduct the share redemption program on terms described in Series II’s private placement memorandum, as amended from time to time; (ii) close on any acquisition entered into prior to the Lender’s demand for payment; (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter; and (iv) pay any taxes when due. The line of credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. Each Borrower may withdraw from the line of credit at the time all such obligations held by such Borrower to the Lender under the Credit Agreement have been repaid to the Lender in full. The line of credit contains customary events of default. As is customary in such financings, if an event of default occurs under the line of credit, the Lender may accelerate the repayment of amounts outstanding under the line of credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

None of the Lender and its assignees shall have any recourse to any entities with interests in the Borrowers such as a general partner or investor, including Series II, or any of their respective assets for any indebtedness or other monetary obligation incurred under the Credit Agreement.

As of December 31, 2025, the Company had $10,510,000 outstanding under the Credit Agreement, and had accrued interest expenses of $34,456.

6.	RELATED PARTY TRANSACTIONS

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

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) from the Company in an amount equal to (i) 0.75% per annum of the month-end NAV attributable to Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares and Class F-JTE Shares; and (ii) 1.25% per annum of the month-end NAV attributable to Class S Shares, Class D Shares, Class I Shares, Class J Shares, Class STE Shares, Class DTE Shares, Class ITE Shares and Class JTE Shares.

Class E Shares and Class ETE Shares do not incur a Management Fee.

The Management Fee is calculated based on the Company’s transactional NAV, which is the price at which the Company sells and redeems its Shares, and is computed before giving effect to any accruals for other fees and expenses.

The Manager earned a Management Fee of $212,689 for the period from March 28, 2025 to December 31, 2025, none of which has been paid to the Manager as of December 31, 2025.

Performance Participation Allocation

Performance Participation Allocation means the performance participation allocation to be received by the Manager equal to 12.5% of the Total Return attributable to Investor Shares, subject to a 5.0% annual Hurdle Amount and a High Water Mark with a 100% Catch-Up (each term defined in the LLC Agreement). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods).

Such Performance Participation Allocation is calculated based on transactional NAV, which is used to determine the price at which the Company sells and redeems Shares. The Class E Shares and Class ETE Shares will not bear any Performance Participation Allocation, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares. To avoid duplication, Class I-type Shares will bear their proportional share of the Performance Participation Allocation indirectly based on their proportional interest in the same class of Investor Shares directly subject to such Performance Participation Allocation.

Specifically, promptly following the end of each “Reference Period” (means the applicable year beginning on October 1 and ending on September 30 of the next succeeding year; provided, that the initial Reference Period shall be the period from July 1, 2025 to September 30, 2026), the Manager is allocated a Performance Participation Allocation in an amount equal to:

●	First, if the Total Return with respect to Investor Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Manager equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Manager with respect to such type of Shares pursuant to this clause (any such amount, the “Catch-Up”); and

●	Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

The Manager will be allocated a Performance Participation Allocation with respect to all Investor Shares that are redeemed in connection with redemptions of Shares, in an amount calculated as described above, with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share redemptions will be reduced by the amount of the applicable Performance Participation Allocation.

The Manager may elect to receive the Performance Participation Allocation in cash, Class E Shares, or other beneficial interests or Shares in any Intermediate Entities, or any other class of Shares in the Manager’s sole discretion. If the Performance Participation Allocation is paid in Class E Shares, such Shares may be redeemed at the Manager’s request and are subject to the redemptions limitations of the share redemption program.

The Manager earned a Performance Participation Allocation of $3,415,609 for the period from March 28, 2025 to December 31, 2025, none of which has been paid to the Manager as of December 31, 2025.

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

As of December 31, 2025, the Manager agreed to reimburse expenses of $6,371,865 incurred by Series II for the period from March 28, 2025 to December 31, 2025, pursuant to the Expense Limitation Agreement. The amount is subject to recoupment within a five-year period. As of December 31, 2025, the Company recorded $4,360,335 as Due from Manager.

For the Period Ended	Amount	Last Expiration Date
December 31, 2025	$6,371,865	December 31, 2030
Total	$6,371,865

The Manager believes that it is not probable for Series II to be required to reimburse the expenses waived by the Manager.

Investment related expenses

During the period ended December 31, 2025, Series II accrued $372,221 representing its allocated share of deal sourcing and unconsummated transaction costs incurred by affiliated ISQ funds, including ISQ Global Infrastructure Fund III, ISQ Global Infrastructure Fund IV, and ISQ Global Infrastructure Credit Fund II (collectively, the “Affiliated Funds”). These costs relate to investment sourcing, diligence, and underwriting activities performed by the Affiliated Funds in the ordinary course of evaluating potential investments.

Series II invests alongside the Affiliated Funds and expects to have the opportunity to participate in all future investments that meet the investment criteria of the Company. As such, the Company participates in the costs associated with sourcing future investments. The expenses are recognized in the period in which the underlying costs are incurred by the Affiliated Funds.

For the period from March 28, 2025 to December 31, 2025, Series II recorded $372,221 within Other expenses in the Consolidated Statements of Operations.

Organizational Expenses and Offering Expenses

During the period ended December 31, 2025, Series II incurred organizational expenses related to legal, accounting, regulatory filings, and other out-of-pocket costs associated with the formation of Series II and its intermediate entities. Certain of these organizational expenses were initially paid by the Manager on behalf of Series II.

Pursuant to the Company’s governing documents, the Company reimburses the Manager for organizational expenses incurred prior to the commencement of operations, subject to the terms of the Expense Limitation Agreement.

For the period from March 28, 2025 to December 31, 2025, Series II recognized $2,867,509 of organizational expenses and recorded $2,559,348 as Organizational costs payable in the Consolidated Statements of Assets and Liabilities.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Certain of these offering expenses were initially paid by the Manager on behalf of Series II Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. As of December 31, 2025, Series II recognized cumulative offering costs payable of $2,145,996. For the period from March 28, 2025 to December 31, 2025, Series II amortized $411,159 of deferred offering costs.

Line of Credit

As the Lender is an affiliate of Series II, borrowings under the line of credit constitute a related party transaction. Refer to Note 5 for additional information.

Purchase of Investments

On October 2, 2025 and October 3, 2025, Series II acquired a seed portfolio from affiliates for $80,653,445 composed of (i) an equity investment in the transportation and logistics sector in Summit School Services, a provider of student and transit bus services across the United States, (ii) an equity investment in the power and utilities sector in Matterhorn Express Pipeline, LLC, a newly-constructed intrastate natural gas pipeline transporting natural gas from the Permian Basin to the Katy area near Houston, Texas, (iii) an equity investment in the digital infrastructure sector in Ezee Fiber Texas, LLC, a fiber-to-the-home (FTTH) business operating in the suburbs of Houston, Texas, (iv) a credit investment in the digital infrastructure sector in Substantial HoldCo Limited, a holding company comprised of fiber optic service providers servicing residential and commercial properties across different regions of the United Kingdom, and (v) a credit investment in the power and utilities sector in Pelican Power LLC, an owner of thermal power generation plants in Louisiana and Texas. The equity interests were acquired from affiliates.

Also during the period, Series II acquired additional equity interests in National Express LLC, ENTEK Technology Holdings LLC, and Matterhorn Express Pipeline LLC from an affiliate. These transactions were conducted at cost, for $455,820, $6,645,179 and $13,331,455, respectively.

Additionally, Series II purchased portions of debt interest in Galaxy Helios I, LLC from another affiliate. These transactions were conducted at cost for $4,014,224.

For the period from March 28, 2025 to December 31, 2025, Series II incurred warehousing interest costs of $1,563,143. The costs were paid by the Manager and are included in the Expense Limitation Reimbursement Agreement as reimbursable expenses.

Other Related Party Transactions

For the period from March 28, 2025 to December 31, 2025, the Manager provided certain Manager Support Services and Operational Service Costs (as defined in the relevant Limited Partnership Agreements) to portfolio companies of Series II. In connection with the aforementioned arrangement, the Manager has the ability to charge the portfolio companies of Series II for such Manager Support Services and Operational Service Costs. Such fees exclude any board or related fees and incentives paid by portfolio companies directly to Operating Advisors.

For the period from March 28, 2025 to December 31, 2025, there were $849 of Manager Support Services and Operational Service Costs charged to Series II and its portfolio companies. As of December 31, 2025, $849 was payable to the Manager, mainly related to Manager Support Services and Operational Service Costs. Manager charged a pro-rata portion of such Manager Support Services and Operational Service Costs to the co-investment vehicles.

Series II investments are co-invested with other affiliated I Squared entities, as further detailed in the Consolidated Schedule of Investments.

The Manager and/or its affiliates may provide services to other investment funds and co-investment vehicles that may have similar strategies as the ISQ Open Infrastructure Company LLC.

In addition, at times, I Squared and its portfolio companies will utilize the services of the same service provider. Such services are generally invoiced separately by the service provider to each party for their allocable services. For services invoiced solely to I Squared Capital but which also benefited the portfolio companies, I Squared’s policy is to allocate based on the time and efforts associated with the services performed.

For the period from March 28, 2025 to December 31, 2025, the Manager incurred certain travel and entertainment expenses on behalf of Series II. These expenses were recharged to Series II as part of the normal course of operations and are reflected within the financial statements as $77,126 recorded in organizational expenses and $12,312 recorded in other expenses.

Series II incurred certain operating expenses related to services provided by personnel of the Manager and/or its affiliates. From the Date of Formation December 31, 2025, these expenses were $218,888 for Series II, and are included in professional fees in the Consolidated Statements of Operations.

Affiliate Capital Contributions

For the period from March 28, 2025 to December 31, 2025, affiliate investors contributed $9,641,438 to Series II in exchange for Class E shares.

7.	SHAREHOLDERS’ EQUITY

Unregistered Sales of Equity Securities

The following table is a summary of the Shares issued and redeemed during the period from the Funding Date to December 31, 2025:

	Shares Outstanding at Formation	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of December 31, 2025
ETE Shares	-	40	-	-	-	-	40
DTE Shares	-	100	-	-	-	-	100
ITE Shares	-	100	-	-	-	-	100
JTE Shares	-	100	-	-	-	-	100
STE Shares	-	100	-	-	-	-	100
F-STE Shares	-	105,792	-	-	-	-	105,792
F-ITE Shares	-	40,677	-	-	-	-	40,677
F-JTE Shares	-	572,307	-	-	-	-	572,307
F-DTE Shares	-	400,100	-	-	-	-	400,100
E Shares	-	377,933	-	-	-	-	377,933
F-S Shares	-	448,694	-	-	-	-	448,694
F-I Shares	-	207,668	-	-	-	-	207,668
F-J Shares	-	2,862,789	-	-	-	-	2,862,789

For the period from the Funding Date to December 31, 2025, Series II issued such Shares for an aggregate consideration of $130,765,518. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

Beginning with the end of the first full calendar quarter in which the Shares are sold to non-affiliates of I Squared, Series II will seek to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series II will pay quarterly distributions consistently and at a specific rate, or at all. No distributions were declared for the period from the Funding Date to December 31, 2025. During the period, approximately $7,500 was returned to Series I to reimburse Series-level expenses. This transaction represented a reimbursement of expenses and did not constitute a declared or paid distribution under the Company’s distribution policy.

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

As of December 31, 2025, Series II had not issued any Shares under the DRIP.

Share Redemption Program

Series II offers a share redemption program pursuant to which, on a quarterly basis, shareholders may request that the Company redeems all or any portion of their Shares. Series II may redeem fewer Shares than have been requested in any particular quarter to be redeemed under Series II’s share redemption program, or none at all, in the Board’s discretion at any time. The Company expects that Series II will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of Series II’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Per our share redemption program, requests for redemption are subject to an early redemption fee (the “Early Redemption Fee”) of 5% of the NAV of the Shares redeemed from a Shareholder if Shares are redeemed within 24 months of the original issue date of such Shares. Any Early Redemption Fee will benefit Series II. Aggregate NAV will be reflective of Series I NAV which consists of all the underlying assets of Series II. For the period from the Funding Date to December 31, 2025, Series II did not redeem any Shares under the share redemption program.

8.	COMMITMENTS AND CONTINGENCIES

The Company and Series were not subject to any litigation nor were the Company and Series aware of any material litigation threatened against them.

Indemnifications

Under the LLC Agreement and organizational documents, members of each Series’ Board, the Manager, I Squared, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company (on behalf of each Series) enters into contracts that contain a variety of representations and that provide general indemnifications. Each Series’ maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against either Series.

9.	INCOME TAXES

Series II operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes.

Series II holds certain equity investments in taxable subsidiaries (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit Series II to hold equity investments in Infrastructure Assets which are “pass through” entities for tax purposes. The Taxable Subsidiaries are not consolidated with Series II for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of the Taxable Subsidiaries’ ownership of certain Infrastructure Assets in the United States.

Income (loss) before tax expense (benefit) includes the following components:

For the period from March 28, 2025 (Funding Date) to December 31, 2025
Total income (loss) before income taxes	$38,939,379

Series II incurs income tax expense (benefit) related to is the holdings of certain equity investments in Taxable Subsidiaries. The components of the provision for (benefit from) income taxes are as follows:

For the period from March 28, 2025 (Funding Date) to December 31, 2025
Deferred:
Federal Income Tax	$7,334,157
State and Local Income Tax	1,399,264
$8,733,421
Total Income Tax Provision (Benefit)	$8,733,421

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

For the period from March 28, 2025 (Funding Date) to December 31, 2025
U.S. Partnership Federal Statutory Tax Rate	-%
Income taxes at federal corporate tax rate	18.84%
State and Local Income Taxes (net of federal tax)	3.59%
Effective Income Tax Rate	22.43%

The following table represents significant components of Series II’s deferred tax assets and liabilities:

For the period from March 28, 2025 (Funding Date) to December 31, 2025
Deferred Tax Asset	$-
Unrealized Appreciation (Depreciation)	$-

Deferred Tax Liability	$8,733,421
Unrealized Appreciation (Depreciation)	$8,733,421

In evaluating the realizability of deferred tax assets, Series II assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Series II considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible.

Tax Contingencies

Series II files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Series II is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31, 2025, tax years including and after 2025 are subject to examinations by the tax authorities.

10.	FINANCIAL HIGHLIGHTS

The following are the financial highlights for period from March 28, 2025 (Funding Date) to December 31, 2025:

	ETE Shares	DTE Shares	ITE Shares	JTE Shares	STE Shares	F-STE Shares	F-ITE Shares	F-JTE Shares	F-DTE Shares	E Shares	F-S Shares	F-I Shares	F-J Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Distributions declared (1)	-	-	-	-	-	-	-	-	-	-	-	-	-
Proceeds from issuance of shares	25.00	25.00	25.00	25.00	25.00	25.00	25.00	25.00	25.00	25.00	25.00	25.00	25.00
Premium/(Discount) on issuance of shares	0.01	-	(0.01)	(0.01)	-	0.91	(0.17)	0.08	(0.08)	(0.10)	0.31	(0.19)	(0.09)
Service fees	-	(0.30)	-	(0.59)	(1.01)	(1.85)	-	(0.87)	(0.30)	-	(1.54)	-	(0.72)

Net investment loss (2)	(0.13)	(1.23)	(1.21)	(1.24)	(1.27)	(1.08)	(1.14)	(1.15)	(1.17)	(0.13)	(1.06)	(1.09)	(1.12)
Net realized and unrealized gain/(loss) (3)	8.72	8.65	8.65	8.64	8.64	7.56	8.75	8.67	8.74	8.80	7.41	8.35	8.26
Net increase in net assets resulting from operations	33.60	32.12	32.43	$31.80	31.36	30.54	32.44	31.73	32.19	33.57	30.12	32.07	31.33

Net asset value at end of period	$33.60	$32.12	$32.43	$31.80	$31.36	$30.54	$32.44	$31.73	$32.19	$33.57	$30.12	$32.07	$31.33
Shares outstanding at end of period	40	100	100	100	100	105,792	40,677	572,307	400,100	377,933	448,694	207,668	2,862,789
Weighted average shares outstanding	40	100	100	100	100	62,711	32,144	408,021	395,799	351,196	308,316	176,433	2,408,621
Ratio/Supplemental Data:
Net assets at end of period	$1,344	$3,212	$3,243	$3,180	$3,136	$3,231,299	$1,319,688	$18,158,680	$12,878,001	$12,685,360	$13,513,460	$6,660,049	$89,697,782
Not annualized ratio to average net assets (4)(5)(6)
Total expenses before expense support and after performance participation allocation (6)	6.92%	10.72%	10.62%	10.78%	10.92%	9.40%	10.83%	9.91%	13.31%	5.98%	8.52%	9.01%	9.26%
Total expenses after expense support and after performance participation allocation (6)	0.84%	4.59%	4.51%	4.64%	4.76%	5.05%	5.21%	5.23%	5.54%	0.80%	3.91%	3.91%	4.07%
Total expenses after expense support and before performance participation allocation (6)	0.84%	1.22%	1.15%	1.26%	1.37%	1.36%	1.26%	1.40%	1.40%	0.80%	1.21%	0.97%	1.13%
Net investment loss (5)(6)	-0.42%	-4.18%	-4.11%	-4.23%	-4.35%	-4.60%	-4.73%	-4.77%	-5.00%	-0.41%	-3.54%	-3.53%	-3.69%
Total return (6)(7)	34.40%	28.48%	29.72%	27.20%	25.44%	22.16%	29.76%	26.92%	28.76%	34.28%	20.48%	28.28%	25.32%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 7).
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Series II shares in relation to fluctuating market value for the portfolio.
(4)	Actual results may not be indicative of future results. Additionally, an individual shareholder’s ratio may vary from the ratios presented for a share class as a whole.
(5)	The ratios were derived using the simple average net assets during the applicable period.
(6)	Not annualized.
(7)	The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period. Amounts are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 6. The Series II performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Series II shares.

11.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

In January and February 2026, Series II issued 1,041,559 Shares for total aggregate net consideration of $32,122,310. The offer and sale of such Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

On January 30, 2026, the Company declared a special cash distribution on the following classes of the Series II shares in the amounts per share set forth below:

Class	Net Distribution
Class F-I Shares	$0.11
Class F-S Shares	$0.11
Class F-J Shares	$0.11
Class E Shares	$0.11

The special cash distribution for each class of shares was payable to holders of record at the close of business on January 31, 2026. The distribution was paid in cash or reinvested in additional Shares of Series II for shareholders participating in the Company’s distribution reinvestment plan. Cash payments were made over multiple dates during the period from February 13 through February 19, 2026.

Series II drew $22,420,955 under its unsecured, uncommitted line of credit with I Squared Capital, LLC on January 2, 2026. Series II also repaid the previously outstanding $10,510,000 balance in January 5, 2026, followed by a $2,100,000 partial repayment in February 5, 2026, and an additional $10,592,370 repayment on March 4, 2026. All borrowings and repayments were executed in accordance with the terms of the Credit Agreement.

Series II acquired further $75,942,186 of investments after December 31, 2025 from affiliates. Additionally, there is a total of $8,151,373 of distributions received from investments in portfolio companies subsequent to year end.

There are no other events that require disclosure or adjustment to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and the Series maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by the SEC and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent fiscal period, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company, required by Section 302 and Section 906 of The Sarbanes–Oxley Act of 2002, which are filed or furnished as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report, are applicable to each Series individually and to the Company as a whole.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance

The Series II Board has overall responsibility for the management and supervision of the business operations of the Company generally and Series II. The Series I Board has overall responsibility for the management and supervision of the business operations of Series I. To the extent permitted by applicable law, each Board may delegate any of its rights, powers and authority (including, without limitation, its right to approve acquisitions or disposals of Infrastructure Assets) to, among others, the officers of the Company, the Principal Committee (or a member thereof) and any committee of the Board or the Manager. Each Board consists of six (6) members, three (3) of whom are independent directors, as such term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual.

Board of Directors and Executive Officers

Information regarding the Board of each Series and the executive officers of the Company and each Series are set forth below:

Name	Year of Birth	Position	Position Held Since
Non-Independent Directors:
Walid Chammah	1954	Chairman	2025
Brian Collett	1968	Director	2025
Irina Zilbergleyt	1981	Director	2025

Independent Directors:
William Lee	1957	Director	2025
Trisha A. Miller	1963	Director	2025
Terrence W. Olson	1967	Director	2025

Executive Officers:
Walid Chammah	1954	Chief Executive Officer	2025
Brian Collett	1968	Chief Investment Officer	2025
Dominic Spiri	1974	Chief Financial Officer	2025
Irina Zilbergleyt	1981	Chief Operating Officer	2025
Starr Frohlich	1972	Principal Financial Officer and Principal Accounting Officer	2025

Each director will hold office until his or her death, resignation, removal or disqualification; provided that unless otherwise determined by the controlling shareholder of the Company, directors attaining age 75 will submit their resignation on or before such date and, effective upon acceptance and ratification by the controlling shareholder, shall be removed as a director. The address for each of our directors is c/o 600 Brickell Avenue, PH, Miami, Florida 33131.

Each officer holds office at the pleasure of the Board until his or her successor is duly appointed and qualified.

The Company has engaged a Principal Financial Officer and a Principal Accounting Officer through an arrangement with a third-party service provider, which is not affiliated with I Squared.

Biographical Information

Directors

Our directors have been divided into two groups — independent directors and non-independent directors.

Non-Independent Directors

Walid Chammah, Chief Executive Officer of the Company and Chairman of each Board since 2025, is a Senior Policy Advisor of I Squared, and the former Co-President of Morgan Stanley & Co. and Chairman of Morgan Stanley International. He retired from Morgan Stanley in early 2012 after serving Morgan Stanley for over 19 years, including overseeing the firm’s Global Institutional Securities business and operations, and serving as a member of both the Management and Operating Committees. Mr. Chammah graduated from the American University of Beirut with a Bachelor of Business Administration and received a Master’s Degree in International Management from the American Graduate School of International Management. In 2011, he was awarded the Thunderbird School of Global Management (formerly the American Graduate School of International Management) Alumni Career Achievement Award. Mr. Chammah also sits on the board of the American University of Beirut and was an International Advisory Board Member at HEC Montreal. Previously, Walid was also a member of the IMF’s Financial Institutions Consultative Group and the British American Business (BAB) Council. Mr. Chammah’s extensive experience overseeing Morgan Stanley’s business and operations provides each Board with important insight and perspectives related to our business and acquisition strategies.

Brian Collett, Chief Investment Officer of the Company and a member of each Board since 2025, is a Managing Director of I Squared. Mr. Collett joined I Squared in early 2024 working with existing and prospective clients on strategic infrastructure investment opportunities. Prior to that, Mr. Collett spent the last 19 years at Missouri Local Government Employees Retirement System (LAGERS), where he oversaw more than $10 billion in assets under management, one of Missouri’s largest public pension systems for local government employees. Mr. Collett holds a B.S. in Mathematics from Marian University and an MBA from Butler University. He has also earned the Chartered Financial Analyst (CFA) and Chartered Alternative Investment Analyst (CAIA) designations. He has a demonstrated track record of building successful teams and portfolios, scaling businesses, and streamlining operations which provides significant value to each Board.

Irina Zilbergleyt, Chief Operating Officer of the Company and a member of each Board since 2025, leads the private wealth distribution business at I Squared Capital, overseeing structuring, product development, operations, and distribution. Ms. Zilbergleyt has over 20 years of experience in private equity, education, and investment banking in the U.S. and Europe. Ms. Zilbergleyt holds a Bachelor of Arts in Finance (summa cum laude) from the University of Illinois at Urbana-Champaign. Previously, Ms. Zilbergleyt was a Director within the asset management business of ORIX Corporation, responsible for product development, client coverage, capital raising, and the expansion of the firm’s strategic partnerships to address the HNWI and RIA channels. Prior to ORIX Corporation, Ms. Zilbergleyt was a Director at IE University where she was responsible for the design, implementation, and delivery of career-related curriculum. Prior to IE University, Ms. Zilbergleyt was Vice President at Ares Management, where she evaluated, structured, and executed investments in real estate, private equity, and fixed income asset classes. Prior to Ares Management, she was a Corporate Finance Analyst at Merrill Lynch, where she participated in the execution of mergers and acquisitions, as well as transactions in debt and equity capital markets. Ms. Zilbergleyt’s extensive experience overseeing structuring, product development, operations and distribution will provide crucial insights to the Board related to scaling the business.

Independent Directors

William Lee is a member of each Board, the Chair of each Audit Committee and currently serves as Trustee and Chair of the Rockefeller Bros. Fund and is Chair of the Institute of Electrical and Electronics Engineers. Mr. Lee also serves as an investment committee member of the United Church of Christ Funds, as an investment subcommittee member of CommonSpirit Health, as a member of the finance committee of Pacific Pension Institute and as Trustee and Chair of a family trust. He most recently served as the Chief Investment Officer and Senior Vice President of New York-Presbyterian Hospital from 2016 to 2021 where he completed the unitization of various investment funds, while he increased their profile diversity and initiated ESG integration into the investment policy. He has also served as a Chief Investment Officer for Kaiser Permanente, Levi Strauss & Co. and Bank of America, and served as a member of the SEC’s Investor Advisory Committee. He holds an MBA and B.S. from the School of Economics and Business Administration at California State University, East Bay. Mr. Lee has a track record of delivering innovative, creative solutions and exceptional communication programs to board members, trustees, and key executives and was named in the top 100 Chief Investment Officers in the 2010s and 2020s. Mr. Lee’s track record as a chief investment officer will bring significant insights to each Board.

Trisha A. Miller is a member of each Board, a member of each Audit Committee and currently serves as the Executive Managing Director (“EMD”) of Capital Markets at Redbrick LMD, where she raises capital for Redbrick’s private offerings from financial intermediaries and family offices to capitalize ground-up, institutional quality mixed-use and multi-family assets. She also currently serves on the board of directors and audit committees of Goldman Sachs Real Estate Investment Trust and Goldman Sachs Real Estate Finance Trust and serves as an advisory board member of Mercado Global. She previously served as EMD of Robert A. Stanger from 2019 to 2021, where she served as a consultant to institutional real estate managers and other alternative asset managers to assist with the development and implementation of their retail fundraising capability. She advised institutional clients on appropriate product structures relative to investment strategy considerations, developed distribution plans, determined resources and budget requirements, trained and educated sales teams as well as assisted with evaluating the impact of market trends using proprietary data collected by Stanger. Previously Ms. Miller was Chief Executive Officer of Starwood Capital, LLC, the broker-dealer affiliate of Starwood Capital Group, where she led the stand-up of Starwood’s retail distribution including hiring and training the sales and operations team, helped lead the due diligence process and negotiations to secure selling agreements and launched the fund at wire houses. She has also held various roles such as chief executive officer, co-president, head of distribution and national sales manager for Carey Financial, LLC and W. P. Carey’s broker-dealer. She holds an MBA from Katz Graduate School of Business at the University of Pittsburgh, and a B.A. from Chatham College. Ms. Miller’s extensive experience in fundraising, including for retail vehicles, brings important perspectives to each Board in evaluating the marketing and growth of the Company.

Terrence W. Olson is a member of each Board, a member of each Audit Committee and currently is an independent consultant focused on working with asset management platforms that are increasingly focused on AUM scale, structure and/or product diversification and an independent trustee and the Audit Committee chair of Bitwise Fund’s Trust. Mr. Olson previously served as the Chief Financial Officer of Andalusian Credit Partners (“ACP”) and of ACP’s private externally-managed business development company. Prior to ACP, Mr. Olson served as the Chief Operating Officer and Chief Financial Officer of First Eagle Alternative Credit (“First Eagle”). He was instrumental in the integration efforts of First Eagle’s acquisition of THL Credit Advisors LLC (“THLCA”). He oversaw all the key financial and operational functions of the credit business and played a crucial role with the Audit Committee and Board of Directors of First Eagle Alternative Capital BDC. Prior to First Eagle, Mr. Olson was also the Chief Operating Officer and Chief Financial Officer of THLCA. He served as a member of the Operating Committee, Direct Lending Investment Committee and served on the Board of Directors. Mr. Olson was the Director of Finance at Highland Capital and before that spent nine years in the audit practice of PricewaterhouseCoopers. He was licensed as a Certified Public Accountant in Massachusetts and received his B.S. from Boston College. Mr. Olson’s extensive financial and operational experience in the financial services sector, along with his expertise and understanding of risk management in rapidly growing sectors will bring value to each Board.

Executive Officers

Walid Chammah, Chief Executive Officer of the Company and a member of each Board. See “—Non-Independent Directors” above for Mr. Chammah’s biography.

Brian Collett, Chief Investment Officer of the Company and a member of each Board. See “—Non-Independent Directors” above for Mr. Collett’s biography.

Dominic Spiri, Chief Financial Officer of the Company since 2025, is the Chief Financial Officer at I Squared and part of ISQ’s Operating Committee. He was previously Global Head of Tax, Structuring and Planning at I Squared. Mr. Spiri brings finance experience across numerous geographies and sectors, including renewable energy, health care and real estate. His experience spans both public and private markets and funds as well as deal structuring. He is an experienced finance and tax professional with expertise in transaction execution, transaction management, portfolio management and fund management. Prior to joining I Squared in 2019, Mr. Spiri spent over ten years at Terra Firma Capital Partners (“Terra Firma”), a European-headquartered private equity firm, where he was Head of Tax and Chief Financial Officer. Prior to Terra Firma, Mr. Spiri worked at Deloitte in the Private Equity Transaction Services group. He joined Deloitte from EY where he trained as an accountant. Mr. Spiri graduated from the University of Cambridge, Fitzwilliam College, with a Bachelor of Arts and Master of Engineering degrees in Chemical Engineering. He is certified as a Chartered Accountant by the ICAEW. He is also certified as a Chartered Tax Adviser (CTA) by the Chartered Institute of Tax.

Irina Zilbergleyt, Chief Operating Officer of the Company and a member of each Board. See “—Non-Independent Directors” above for Ms. Zilbergleyt’s biography.

Starr Frohlich, Principal Financial Officer and Principal Accounting Officer of the Company, is a Director on the Principal Financial Officer Services team at PINE Advisor Solutions serving as the Principal Financial Officer and Treasurer for registered products. In this role, she engages with clients and service providers on matters pertaining to financial and regulatory reporting. Ms. Frohlich has been active in financial services supporting the investment management industry since 1997. With a background in fund administration and financial reporting, she has held positions with JPMorgan Chase & Co., AssetMark, and U.S. Bank Global Fund Services. She leverages her experience to partner with clients on achieving successful and compliant operations for their vehicles. Ms. Frohlich earned her B.S. degree in Accounting from the University of Minnesota, and she is a Certified Public Accountant.

Leadership Structure and Oversight Responsibilities

The Board has overall responsibility for the management and supervision of the business operations of the Company. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, the officers of the Company, the Principal Committee (or a member thereof) and any committee of each Board or the Manager. Pursuant to the Management Agreement, the Manager manages the Company on a day-to-day basis. The Board will be composed of 6 members, 3 of whom are independent directors. As described herein, the Board has established an Audit Committee and may establish ad hoc committees or working groups from time to time, to assist the Board and the Manager in fulfilling their oversight responsibilities.

Management Committees

The Board has an Audit Committee and the Company has a Principal Committee. The Board and the Company may form additional committees in the future.

Audit Committee

Each Audit Committee is composed of William Lee, Trisha A. Miller and Terrence W. Olson, all of whom are independent directors. William Lee serves as Chair of each Audit Committee. Each Audit Committee members meet the current independence and experience requirements of Rule 10A-3 under the Exchange Act.

In accordance with its written charter adopted by each Board, each Audit Committee: (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation; (d) pre-approves all audit and non-audit services provided to us by such independent registered public accounting firm; and (e) acts as a liaison between our independent registered public accounting firm and the Board.

Principal Committee

Our Principal Committee (or a member thereof) reviews acquisition recommendations made by the Manager to the Company, approves each Joint Venture formed by the Company, the acquisition of related Infrastructure Assets and the debt financing to specific infrastructure projects, manages the Company’s ownership and control of Infrastructure Assets and monitors existing Joint Ventures and the related Infrastructure Assets. Our Principal Committee (or a member thereof) is ultimately responsible for making significant capital allocation decisions proposed by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures.

Our Principal Committee meets on an as-needed basis. Its members consist of Walid Chammah and Brian Collett.

Manager

Pursuant to the terms of the Management Agreement, the Manager, an affiliate of I Squared and an investment adviser registered with the SEC under the Advisers Act, as amended, manages the Company on a day-to-day basis and provide certain management, administrative and advisory services to the Company related to funding, financing and structuring Infrastructure Assets.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all officers and directors of the Company, which is available on our website at https://isqopeninfraco.com/. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose amendments to or waivers of the Code of Business Conduct and Ethics on our website or in a Current Report on Form 8-K filing.

Item 11.	Executive Compensation

Compensation of Executive Officers

Currently, we do not have any employees, and we do not expect to have any employees in the future. Employees of, or consultants to, I Squared that are assigned or seconded to the Company comprise our Principal Committee and corporate senior management team. We have also engaged a principal financial officer and principal accounting officer through an arrangement with a third-party service provider, which is not affiliated with I Squared. No compensation has been paid to the principal financial officer or principal accounting officer, directly or indirectly through the third-party service provider, as of the date of this Annual Report on Form 10-K. Services necessary for our business will generally be provided by individuals who are employees of the Manager, or its affiliates, pursuant to the terms of the Management Agreement, as applicable. Our day-to-day business operations are managed by the Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Manager or its affiliates.

Walid Chammah, Brian Collet, Dominic Spiri and Irina Zilbergleyt do not receive direct compensation from us. We will reimburse the Manager and/or their affiliates for Operating Expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Infrastructure Asset (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). Certain executive officers and non-independent directors, through their financial interests in the Company, are entitled to a portion of the profits earned by the Company, which includes any fees, including compensation discussed herein, payable to the Company, as applicable, less expenses incurred by the Manager in performing its services under the Management Agreement, as applicable. See “Item 1. Business—Management Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Additionally, Series II, and Series I through its indirect investment in Series II, will reimburse the Company for the cost incurred for engaging our principal financial officer and principal accounting officer.

Compensation of Directors

No compensation is paid to our directors who are not independent directors. We expect to pay each Independent Director: (i) $150,000 ($100,000 of which is payable in cash, and $50,000 of which is payable in Class E shares) per year (prorated for any partial year) and (ii) an additional fee of $10,000 per year for the Chair of each Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 26, 2026, the following table sets out certain ownership information with respect to the Series I Class ETE Shares and Series II Class E Shares, including vested and unvested Series I Class ETE Shares and Series II Class E Shares, for each of the directors and executive officers and all directors and executive officers as a group. None of the Share classes have voting power. The directors and executive officers only hold Series I Class ETE Shares and Series II Class E Shares. The address for our directors and executive officers is c/o 600 Brickell Avenue, PH, Miami, Florida 33131.

Name of Beneficial Owner	Number of Series I Class ETE Shares Beneficially Owned	Percent of Series I Class ETE Shares Beneficially Owned	Number of Series II Class E Shares Beneficially Owned	Percent of Series II Class E Shares Beneficially Owned
Directors and Executive Officers
Walid Chammah	—	—	—	—
Brian Collett	—	—	9,141.18	2.22%
Irina Zilbergleyt	—	—	10,969.41	2.66%
William Lee	—	—	1,021.66	*
Trisha A. Miller	—	—	1,018.09	*
Terrence W. Olson	—	—	1,018.09	*
Dominic Spiri	—	—	—	—
Starr Frohlich	—	—	—	—
All current executive officers and directors as a group (8 persons)			23,168.43	5.63%

*	Less than one percent

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Management Agreement

The Company entered into the Management Agreement with the Manager pursuant to which, the Manager is entitled to receive the Management Fee.

The Management Fee is payable monthly in arrears in an amount equal to (i) 0.75% per annum for Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares and Class F-JTE Shares (together with Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares and Class F-ITE Shares, the “Founder Shares”), and (ii) 1.25% per annum for Class S Shares, Class D Shares, Class I Shares, Class J Shares, Class STE Shares, Class DTE Shares, Class ITE Shares and Class JTE Shares of the month-end net asset value (“NAV”) attributable to the Shares, before giving effect to any accruals for the Management Fee, ongoing shareholder servicing fees of 0.85% of NAV per annum for Class F-S Shares, Class S Shares, Class F-STE Shares and Class STE Shares, shareholder servicing fees of 0.50% of NAV per annum of Class F-J Shares, Class F-JTE Shares, Class J Shares and Class JTE Shares and shareholder servicing fees of 0.25% for Class F-D Shares, Class D Shares, Class F-DTE Shares and Class DTE Shares (the “Servicing Fee”), the Performance Participation Allocation, share redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which we indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Assets (each, an “Intermediate Entity” and together “Intermediate Entities”), as determined in the good faith judgment of the Manager. Such Management Fee is calculated on a monthly basis based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. With respect to the Founder Shares, the Management Fee is payable monthly in arrears in an amount equal to 0.75% per annum for the Founder Shares (the “Management Fee Rate”) and will increase to 1.25% per annum after the first 36 months in which the Founder Shares are offered measured from the date of commencement of the Initial Offering Period (as defined below). The Manager, in its sole discretion, may agree to waive all or a portion of the Management Fee, or to agree to a reduced/rebated Management Fee Rate, with respect to any particular Shareholder or financial intermediary. The Class E Shares and Class ETE Shares will not bear a Management Fee. To avoid duplication, Series I Shares will bear their proportional share of the Management Fee indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Management Fee.

In addition to the fees paid to the Manager, we pay all other costs and expenses of our operations, including compensation of our employees and non-investment professional employees of the Manager or I Squared, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic redemptions, expenses of preparing, printing and distributing offering documents, Shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Expenses—Operating Expenses” below. The Management Fee will be offset by certain fees and expenses.

For the period from March 28, 2025 to December 31, 2025, the Manager earned a Management Fee of $212,689, none of which has been paid to the Manager, as of December 31, 2025.

Expense Limitation Agreement

The Company entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager will be permitted to recapture a Specified Expense in the same year it is incurred. This arrangement will not be permitted to be terminated prior to June 30, 2026, without the Board’s consent.

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

For the period from March 28, 2025 to December 31, 2025, the Manager agreed to reimburse expenses of $642,214 and $6,371,865 incurred by Series I and Series II, respectively, pursuant to the Expense Limitation Agreement, which amount is subject to recoupment within a five year period.

For the period from March 28, 2025 to December 31, 2025, the Manager recouped expenses of $0 incurred by the Company, pursuant to the Expense Limitation Agreement.

As of December 31, 2025, Series I and Series II recorded $476,948 and $4,360,335, respectively, as amounts Due to Manager and affiliates related to amounts paid by the Manager on behalf of the Company and amounts recouped under the Expense Limitation Agreement.

Operating Expenses

Each Series will pay all costs, expenses and liabilities incurred in connection with affairs of the Company generally or any Series (collectively, the “Operating Expenses”), including its pro rata share of costs, expenses and liabilities incurred by any Intermediate Entities, including, without limitation: (a) the Organizational and Offering Expenses; (b) the Management Fee; (c) any taxes and governmental charges imposed on the Company generally or any Series; (d) costs of obtaining expenses incurred in connection with any tax audit, investigation, settlement or review of the Company generally or any Series; (e) fees, costs and expenses (including qualifying out-of-pocket travel expenses) for and/or relating to attorneys, accountants, an administrator, auditors, administrative agents, paying agents, depositaries, advisors (including tax advisors and senior advisors), prime brokers, deal finders, consultants, custodians, investment bankers, operating partners, the transfer agent, I Squared Service Providers and certain other third-party service providers or professionals; (f) valuation costs (including all fees, costs and expenses incurred in connection with establishing, implementing, monitoring and/or measuring the impact of sustainability (“Sustainability”) policies and programs with respect to the Company generally, any Series or their Infrastructure Assets or prospective Infrastructure Assets, including without limitation all fees, costs, and expenses incurred in connection with Sustainability tracking tools, climate risk assessments and any other assessments, measurements, advice or reports conducted as part of implementing, monitoring and maintaining the Manager’s responsible infrastructure acquisition strategy and its Sustainability policies and procedures with respect to the Company generally, any Series or their Infrastructure Assets or prospective Infrastructure Assets or otherwise designed to promote or evaluate the Company’s (generally), any Series’ or their Infrastructure Assets’ or prospective Infrastructure Assets’ achievement of Sustainability objectives); (g) expenses relating to the administrative, governance, accounting, technology and/or technology-related services and compliance-related matters and regulatory filings relating to the activities of the Company generally or any Series that are otherwise necessary for the operation of the Company generally, any Series and their Infrastructure Assets (including, without limitation, (i) expenses relating to the preparation and filing of the Company’s private placement memorandum, the Form 10, reports (including the Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports), disclosures, notifications and other correspondence to be filed with the SEC on behalf of the Company generally or any Series or in connection with the laws and/or regulations of jurisdictions in which the Company generally, any Series and their Infrastructure Assets engage in activities and any related regulations, or the laws and/or regulations of jurisdictions in which the Company generally or any Series engages in activities) and/or any other regulatory filings, notices or disclosures of the Manager and/or its affiliates relating to the Company generally, any Series and their activities, compensation of the independent directors and preparing materials and coordinating materials of the Board, and (ii) expenses relating to the Freedom of Information Act (FOIA) requests; (h) notices required by the Company generally or any Series pursuant to the LLC Agreement and other reporting obligations of the Company generally or any Series and the maintenance of the books and records of the Company generally or any Series, depositary, safekeeping and other professional fees, costs, expenses, retainers and/or other payments; (i) brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, investment banking fees, arranger fees, clearing and settlement charges and other acquisition costs, fees and expenses actually incurred in connection with making, holding, settling, sourcing, structuring, negotiating, financing, refinancing, pledging, monitoring or disposing of actual and potential Infrastructure Assets or investments (including, without limitation, any costs and expenses arising from any foreign exchange or other currency transactions); (j) the cost and expenses incurred in connection with the negotiation and establishment of the Credit Facilities, guarantees and other financing or credit support obligations (including interest, fees and related legal expenses and arrangements), bank fees, and expenses of loan servicers, loan administrators and other service providers; (k) fees, costs and expenses related to the organization or maintenance of any Intermediate Entities or other person used to directly or indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Asset(s) or investments or otherwise facilitating the Company generally, or any Series and their activities, including without limitation, any travel expenses, including chartered or first class travel and other related air travel administrative fees and expenses, provided that any such chartered air travel shall only be charged as an Operating Expenses (otherwise the first-class air travel equivalent cost will be charged) if such chartered air travel is used when commercial air travel is not practically feasible under the circumstances from a health, safety or destination perspective (as determined by the Manager) (such expenses, the “Travel Expenses”), and accommodation expenses related to such person and the salary and benefits of any personnel (including personnel of the Manager or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such person, or other overhead expenses in connection therewith; (l) expenses associated with compliance by the Company generally or any Series with applicable laws and regulations; (m) expenses and fees associated with any third-party advisory committees, each Audit Committee, each Board, and any independent representatives of I Squared and any meetings of, or conferences with, the Shareholders (including, without limitation, (i) the Travel Expenses and fees related to accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board (including such fees, costs and expenses incurred with respect to non-independent directors) and (ii) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board); (n) expenses associated with auditing, research, reporting, printing, publishing and technology-related services, including, without limitation, news and quotation equipment and services (including other notices and communications), preparation of periodic reports and financial or other related statements, tax returns, IRS Schedule K-1s and any other communications or notices relating to the Company generally or any Series; (o) technology and technology-related expenses, including, without limitation, expenses of technology-service providers and related software/hardware and market data and research used in connection with the Company’s or any Series’ acquisition and operational activities, as well as technology expenses relating to the oversight and management of the Company generally, any Series and their Infrastructure Assets, including data aggregation in respect of Infrastructure Assets; (p) costs, fees and expenses associated with responding to information requests from Shareholders and other persons; (q) expenses relating to the maintenance of any website, data room or communication medium used in relating to the Company generally or any series (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties); (r) expenses for accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, compliance with data privacy/protection policies and regulation, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, asset/property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters; (s) all fees, costs and expenses associated with the developing, negotiating, acquiring, trading, settling, holding, monitoring, financing and disposing of Infrastructure Assets (including, without limitation, any legal, tax, administrative, accounting, advisory, sourcing, brokerage, custody, hedging and consulting and other similar costs and expenses in connection therewith, including Travel Expenses and other similar costs and any costs and expenses in connection therewith, including other related expenses and any expenses related to attending retail, trade association and/or industry meetings, conferences or similar meetings (including with prospective Infrastructure Assets or other similar companies and any other matters related to the Company’s business) and any other costs and expenses associated with the Intermediate Entities); (t) the costs and expenses of any investigation, litigation (including discovery requests), arbitration or settlement involving the Company generally, any Series or entities in which the Company generally or any Series holds an Infrastructure Asset or otherwise relating to such Infrastructure Asset and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of the Company generally or any Series, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company generally or any Series, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; (u) expenses of dissolving, winding up, liquidating and ultimately terminating the Company generally, any Series or any Intermediate Entities (including fees payable to service providers engaged to complete the liquidation of the Company generally or any Series, if any); (v) expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by Shareholders admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne directly by the Company generally or any Series); provided that neither the Company generally or any Series shall bear fees or expenses payable to Placement Support Agents who introduce the Company generally or any Series to placement agents or financial intermediaries; (w) fees, costs, expenses and compensation for (i) the employees of the Manager or its affiliates (including, but not limited to, salary, benefits and bonus which may be in the form of Performance Participation Allocation or similar incentive equity (as applicable)) and (ii) tax services (e.g., tax compliance, tax oversight and tax structuring), legal, hedging and currency management and transfer pricing services to the Company generally or any Series in each case as such fees, costs, expenses and compensation are allocable to the Company generally or any Series, as applicable, and at rates believed by the Manager to be fair to the Company generally and/or such Series, as applicable, and commercially reasonable, related to oversight functions and support services provided by the employees of the Manager, I Squared or its affiliates arising from, or incurred in connection with, the Company’s (generally) or any Series’ reporting, accounting, administration and valuations; (x) expenses incurred in complying with the LLC Agreement and the governing agreements of any Intermediate Entity, as well as the out-of-pocket expenses incurred in connection with any amendments to the LLC Agreement or the governing documents of any Intermediate Entities (including any exhibits or annexes thereto) of any Intermediate Entities, any amendments or modifications to I Squared’s or the valuation policy and procedures of the Company generally or any Series, any transfer or redemption of Shares (to the extent not reimbursed by the parties to any such transfer or redemption); and (y) the allocable share of the Broken Deal Expenses of the Company generally or any Series. In determining the amount of Operating Expenses that may be fairly allocable to the Company generally, any Series and to any I Squared Vehicles that may participate in Joint Ventures with the Company generally or any Series, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, capital of the Company generally, the applicable Series and applicable I Squared Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate NAV of the Company generally, the applicable Series and applicable I Squared Vehicles and the percentage of similar acquisitions in which the Company generally, the applicable Series or applicable I Squared Vehicles have historically participated. For the avoidance of doubt, any fees, costs and expenses related to the provision of products and services within the definition of Operating Expenses that are provided by I Squared Service Providers will be borne by the Company generally and/or the Series. Each Series will pay or otherwise bear its proportionate portion of the foregoing payments, fees, costs, expenses and other liabilities (for the avoidance of doubt, including any applicable value added tax) or obligations resulting from, related to, associated with, arising from or incurred in connection with the Company generally and/or operations. The Company will bear any extraordinary expenses it may incur, including any litigation expense.

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

Specifically, promptly following the end of each Reference Period (as described below), I Squared is allocated a Performance Participation Allocation in an amount equal to:

●	First, if the Total Return with respect to Investor Shares for the applicable period exceeds the sum, with respect to such relevant type of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to I Squared equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to I Squared with respect to such type of Shares pursuant to this clause (any such amount, the “Catch-Up”); and

●	Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

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

We expect Series II to pay the Performance Participation Allocation to I Squared. I Squared may elect to receive the Performance Participation Allocation in cash, Class E Shares and/or shares, interests or other forms of beneficial ownership in any Intermediate Entities. If the Performance Participation Allocation is paid in Class E Shares, such Shares may be redeemed at I Squared’s or its affiliate’s request and are subject to the quarterly redemption limitations of our redemption limitations of our quarterly share redemption program. I Squared intends to only request redemption of the Initial Capital Commitment following the earlier of (i) two years from the date the Company acquires its first Seed Asset(s) or (ii) such time the Company’s NAV exceeds $750 million; provided that such redemption requests may be accepted only after all redemption requests from unaffiliated shareholders have been fulfilled. I Squared intends to initially elect to receive the Performance Participation Allocation in Class E Shares. To align its economic interests with those of Shareholders, I Squared intends to delay the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. I Squared will give Shareholders at least one calendar quarter’s notice prior to making significant changes in the manner in which I Squared expects to receive its Performance Participation Allocation.

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

For the period from March 28, 2025 to December 31, 2025, the Manager earned a Performance Participation Allocation of $3,415,609, none of which has been paid.

Loan Payable

The Company entered into the Credit Agreement with the Lender, a related party, under which the Lender may, at its discretion, provide short-term financing up to an aggregate amount of $60,000,000. During the period, the Company borrowed $10,510,000, which is recorded as Loan Payable in the Consolidated Statement of Assets and Liabilities.

Amounts outstanding under the Credit Agreement accrue interest at a rate per annum equal to (i) the Company’s then-current third-party borrowing rate or, if such a rate is not offered, (ii) SOFR plus 2.25%. Overdue amounts bear interest at 2.0% above the applicable rate, not to exceed the maximum rate permitted by law. Interest is calculated on a 360-day year.

The loan is unsecured and payable on demand. As of December 31, 2025, the Company had $10,510,000 outstanding under the Credit Agreement, and had accrued interest of $34,456.

Investment related expenses

During the period ended December 31, 2025, the Company accrued $372,221, representing its allocated share of deal sourcing and dead deal costs incurred by affiliated I Squared funds, including ISQ Global Infrastructure Fund III, ISQ Global Infrastructure Fund IV, and ISQ Global Infrastructure Credit Fund II (collectively, the “Affiliated Funds”). These costs relate to investment sourcing, diligence, and underwriting activities performed by the Affiliated Funds in the ordinary course of evaluating potential investments.

For the period from March 28, 2025 to December 31, 2025, the Company recorded $372,221 within Other expenses in the Consolidated Statements of Operations and as accrued expenses in the Consolidated Statement of Assets and Liabilities.

Organizational Expenses and Offering Expenses

For the period from March 28, 2025 to December 31, 2025, the Company incurred organizational expenses related to legal, accounting, regulatory filings, and other out-of-pocket costs associated with the formation of the Company and its intermediate entities. Certain of these organizational expenses were initially paid by the Manager on behalf of the Company.

Pursuant to the Company’s governing documents, the Company reimburses the Manager for organizational expenses incurred prior to the commencement of operations, subject to the terms of the Expense Limitation Agreement.

For the period from March 28, 2025 to December 31, 2025, Series I and Series II incurred organizational expenses of $328,197 and $2,867,509, respectively. As of December 31, 2025, Series I and Series II recorded unpaid organizational expenses of $268,457 and $2,559,348, respectively, as Organizational costs payable in the Consolidated Statement of Assets and Liabilities.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Certain of these offering expenses were initially paid by the Manager on behalf of Series II Offering expenses are then amortized over the first twelve months of operations on a straight-line basis.

As of December 31, 2025, Series I and Series II recognized cumulative offering costs payable of $221,784 and $1,734,837, respectively, and recorded in Consolidated Statement of Assets and Liabilities. For the period from March 28, 2025 to December 31, 2025, Series I and Series II amortized $48,587 and $411,159, respectively, of deferred offering costs.

Purchase of investments

On October 2, 2025 and October 3, 2025, Series II acquired a seed portfolio from other I Squared vehicles for $80,653,445 composed of (i) an equity investment in the transportation and logistics sector in Summit School Services, a provider of student and transit bus services across the United States, (ii) an equity investment in the power and utilities sector in Matterhorn Express Pipeline, LLC, a newly-constructed intrastate natural gas pipeline transporting natural gas from the Permian Basin to the Katy area near Houston, Texas, (iii) an equity investment in the digital infrastructure sector in Ezee Fiber Texas, LLC, a fiber-to-the-home (FTTH) business operating in the suburbs of Houston, Texas, (iv) a credit investment in the digital infrastructure sector in Substantial HoldCo Limited, a holding company comprised of fiber optic service providers servicing residential and commercial properties across different regions of the United Kingdom, and (v) a credit investment in the power and utilities sector in Pelican Power LLC, an owner of thermal power generation plants in Louisiana and Texas. Also during the period, Series II acquired additional equity interests in National Express LLC, ENTEK Technology Holdings LLC, and Matterhorn Express Pipeline LLC from an affiliate. These transactions were conducted at cost, for $455,820, $6,645,179 and $13,331,455, respectively.

Additionally, Series II purchased portions of debt interest in Galaxy Helios I, LLC from another affiliate. These transactions were conducted at cost, for $4,014,224. Series II continues to own these investments alongside other affiliated I Squared vehicles.

For the period from March 28, 2025 to December 31, 2025, Series II incurred warehousing interest costs of $1,563,143. The costs were paid by the Manager and are included in the Expense Limitation Agreement as reimbursable expenses.

Other Related Party Transactions

For the period from March 28, 2025 to December 31, 2025, the Manager provided certain Manager Support Services and Operational Service Costs (as defined in the relevant Limited Partnership Agreements) to portfolio companies of Series II. In connection with the aforementioned arrangement, the Manager has the ability to charge the portfolio companies of Series II for such Manager Support Services and Operational Service Costs. Such fees exclude any board or related fees and incentives paid by portfolio companies directly to Operating Advisors.

For the period from March 28, 2025 to December 31, 2025, there were $849 of Manager Support Services and Operational Service Costs charged to Series II and its portfolio companies. As of December 31, 2025, $849 was payable to the Manager, mainly related to Manager Support Services and Operational Service Costs. The Manager charged a pro-rata portion of such Manager Support Services and Operational Service Costs to the co-investment vehicles.

The Manager and/or its affiliates may provide services to other I Squared Vehicles that may have similar strategies as the Company.

In addition, at times, I Squared and its portfolio companies will utilize the services of the same service provider. Such services are generally invoiced separately by the service provider to each party for their allocable services. For services invoiced solely to I Squared Capital but which also benefited the portfolio companies, I Squared’s policy is to allocate based on the time and efforts associated with the services performed.

For the period from March 28, 2025 to December 31, 2025, the Manager incurred certain travel and entertainment expenses on behalf of Series II. These expenses were recharged to Series II as part of the normal course of operations and are reflected within the financial statements as $77,126 recorded in organizational expenses and $12,312 recorded in other expenses.

Series II incurred certain operating expenses related to services provided by personnel of the Manager and/or its affiliates. For the period from March 28, 2025 to December 31, 2025, these expenses were $218,888 for Series II, and are included in professional fees in the Consolidated Statements of Operations.

Issuance of Class E Shares to an Affiliate of the Company

An affiliate of the Company was issued Class E Shares within Series II for an aggregate consideration of $9,641,438.

Certain Business Relationships

Certain of the current directors and officers are directors, officers or employees of the Manager or its affiliates.

We are subject to conflicts of interest arising out of our relationship with I Squared, including the Manager and its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of the LLC Agreement or the terms and conditions of the Management Agreement will enable us to identify, adequately address or mitigate these conflicts of interest. Notwithstanding the foregoing, we believe our directors, officers, and the I Squared personnel involved in our management will devote a sufficient amount of time to our business to fulfill their responsibilities to us. Certain transactions between us and I Squared or its affiliates are subject to approval by the independent directors. Some examples of conflicts of interest that may arise by virtue of our relationship with I Squared include transactions with other I Squared Vehicles and other affiliates, allocation of investment opportunities, investments in different levels or classes of an issuer’s securities-related financing counterparties, broken deal expenses and affiliated service providers.

See “Item 1A. Risk Factors—Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us” for more information.

Director Independence

See “—Item 10. Directors, Executive Officers and Corporate Governance” for information on our Independent Directors and the definition of “independent.”

Item 14.	Principal Accountant Fees and Services

Independent Auditors

During the period from March 28, 2025 (Funding Date) to December 31, 2025, PricewaterhouseCoopers LLP (PCAOB ID No. 238) (“PwC”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the period from March 28, 2025 (Funding Date) through December 31, 2025 by our independent registered public accounting firm, PwC, were as follows:

For the period from March 28, 2025 (Funding Date) through December 31, 2025
Audit fees (1)	$372,500
Audit-related fees	–
Tax fees (2)	757,981
All other fees	–
Total	$1,130,481

(1)	Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly filing reviews and review of SEC registration statements.

(2)	Tax fees include amounts billed to us related to periodic tax return filings and other ad-hoc tax advice.

The Board was advised that there were no services provided by PwC that were unrelated to the audit of the annual fiscal year-end financial statements and the audit of the financial statements as of and for the period from March 28, 2025 (Funding Date) to December 31, 2025 that could impair PwC from maintaining its independence as our independent auditor and concluded that it was.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter requires the Audit Committee of our Board to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with any policies adopted by the committee. All services reported in the Audit, Audit-related and Tax categories above were approved by the Board.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See Item 8 above.

(a) (2) Financial Statement Schedules

None.

(a) (3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on April 11, 2025).
3.2	Fourth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
3.3	Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series I, dated March 13, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
3.4	Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series II, dated March 13, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
4.1*	Description of Securities.
4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025).
4.3	Share Redemption Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025).
10.1	Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025).
10.2	Expense Limitation and Reimbursement Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
10.3	Uncommitted Unsecured Line of Credit, dated December 12, 2025, between ISQ Open Infrastructure Company LLC - Series II, as borrower, and I Squared Capital, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2025).
14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

The agreements and other documents filed or furnished as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISQ OPEN INFRASTRUCTURE COMPANY LLC

Date: March 30, 2026	By:	/s/ Walid Chammah
	Name:	Walid Chammah
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Starr Frohlich
	Name:	Starr Frohlich
	Title:	Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2026	By:	/s/ Walid Chammah
	Name:	Walid Chammah
	Title:	Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Starr Frohlich
	Name:	Starr Frohlich
	Title:	Principal Financial Officer and Principal Accounting Officer

Date: March 30, 2026	By:	/s/ Brian Collett
	Name:	Brian Collett
	Title:	Director

Date: March 30, 2026	By:	/s/ Irina Zilbergleyt
	Name:	Irina Zilbergleyt
	Title:	Director

Date: March 30, 2026	By:	/s/ William Lee
	Name:	William Lee
	Title:	Director

Date: March 30, 2026	By:	/s/ Trisha A. Miller
	Name:	Trisha A. Miller
	Title:	Director

Date: March 30, 2026	By:	/s/ Terrence W. Olson
	Name:	Terrence W. Olson
	Title:	Director