Form 10-Q
period 2026-03-31
ISQ Open Infrastructure Co LLC
filed 2026-05-15
CIK 2059924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 000-56735

ISQ Open Infrastructure Company LLC

(Exact name of registrant as specified in its charter)

Delaware	33-2876284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Brickell Avenue Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2026, the registrant had, with respect to Series I, 1,032,158 Class F-STE shares outstanding, 405,809 Class F-DTE shares outstanding, 95,522 Class F-ITE shares outstanding, 749,143 Class F-JTE shares outstanding, 110 Class STE shares outstanding, 110 Class DTE shares outstanding, 110 Class ITE shares outstanding, 110 Class JTE shares outstanding and 81 Class ETE shares outstanding, and, with respect to Series II, 1,276,264 Class F-S shares outstanding, 712,396 Class F-I shares outstanding, 4,251,130 Class F-J shares outstanding and 458,483 Class E shares outstanding. Shares outstanding excludes May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

Certain Terms Used in this Quarterly Report on Form 10-Q

●	the terms “we,” “us,” “our,” and the “Company,” refer to ISQ Open Infrastructure Company LLC or, where applicable, Series I and/or Series II;

●	the term “Board” refers to each of the Series’ board of directors;

●	the term “Broken Deal Expenses” refers to (i) legal, auditing, investment banking, valuation, consulting, engineering, custody, administration, tax, accounting, and other professional fees, costs, expenses, retainers and/or other payments; (ii) all fees, costs and expenses associated with the discovery, sourcing, evaluation, diligence, financial analysis, negotiation, structuring, making, and potential refinancing of the Company’s proposed and unconsummated acquisitions, including, without limitation, any meetings and/or travel, accommodation, meal and entertainment expenses related to such prospective acquisitions, any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, private placement fees, syndication fees, bank charges, depositary fees, fees and expenses related to environmental evaluation, closing and execution costs, fees and expenses of consultants, sales commissions, appraisal fees, taxes, underwriting commissions and discounts, brokerage fees and information services; and (iii) all other fees, costs and expenses relating to unconsummated transactions, including, without limitation, submission costs, reverse termination fees and damages and the fees, costs and expenses described in (i) and (ii) above (including, in each of cases (i), (ii) and (iii), such fees, costs and expenses that might have been borne by a co-investment vehicle had the transaction been consummated);

●	the term “I Squared” refers collectively to I Squared Capital Advisors (US) LLC and its subsidiaries;

●	the term “Infrastructure Service Provider(s)” refers to any product or service that could be provided to the Company or any Infrastructure Asset. I Squared could directly or indirectly cause any Infrastructure Asset or other asset of the Company or any other I Squared Vehicle, whether currently in existence or acquired, organized, formed, established or otherwise arranged in the future, to provide such product or service;

●	the term “I Squared Vehicles” refers to the funds, investment vehicles and accounts managed, now or in the future, by I Squared, the Manager or any of their respective affiliates (excluding for this purpose, I Squared proprietary entities), including, but not limited to, funds, investment vehicles and accounts pursuing the following strategies: infrastructure equity (including mid-market and opportunistic growth equities in power & utilities; transportation & logistics; midstream, downstream& liquefied natural gas (“LNG”); digital infrastructure; environmental infrastructure and social infrastructure) and infrastructure credit (including construction financing, acquisition financing, liquidity and growth capital, refinancing, recapitalization and restructuring opportunities);

●	the term “Manager” refers to ISQ OpenInfra Registered Advisor LLC, our manager, an affiliate of I Squared and an investment adviser registered under the United States (the “U.S.”) Investment Advisers Act of 1940, as amended (the “Advisers Act”);

●	the term “Series I” refers to ISQ Open Infrastructure Company LLC —Series I, a registered series of the Company;

●	the term “Series II” refers to ISQ Open Infrastructure Company LLC —Series II, a registered series of the Company;

●	the term “Series” refers collectively to Series I and Series II;

●	the term “Series I Shareholders” refers to holders of our Series I Shares. There are nine types of shares available to Shareholders through Series I: Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares, Class F-JTE Shares, Class STE Shares, Class DTE Shares, Class ITE Shares, Class JTE Shares (collectively, the “Series I Investor Shares”) and Class ETE Shares. Each of Series I Investor Shares and Class ETE Shares will invest into its corresponding Series II Investor Shares or Class E Shares, as applicable;

●	the term “Series II Shareholders” refers to holders of our Series II Shares. There are nine types of shares available to Shareholders through Series II: Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class S Shares, Class D Shares, Class I Shares, Class J Shares (collectively, the “Series II Investor Shares”, together with the Series I Investor Shares, the “Investor Shares”) and Class E Shares. The Investor Shares are not entitled to vote on any matters relating to the Company, including the election of directors, and are not entitled to nominate, remove or participate in the appointment of directors of the Company;

●	Class E Shares and Class ETE Shares (together with the Investor Shares, the “Shares”) will be available to the Manager, its affiliates, its officers and employees, the directors, officers and employees of the Company and certain other investors in I Squared’s discretion;

●	the term “Shareholders” refers, individually and collectively, to Series I Shareholders and/or Series II Shareholders, which term may also refer to prospective shareholders in the applicable Series, as the context requires;

●	the term “Shares” refers, individually and collectively, to Series I Shares and/or Series II Shares, as the context requires;

●	the term “Infrastructure Assets” refers, individually and collectively, to any infrastructure-related businesses or assets (including mid-market and opportunistic growth businesses or assets in power & utilities; transportation & logistics; midstream, downstream & LNG; digital infrastructure; environmental infrastructure and social infrastructure) owned directly or indirectly through subsidiaries, by the Company, including as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held;

We generally mean “infrastructure” to refer to businesses or assets which we believe have all or most of the following characteristics:

o	Stable and well-defined regulation and policy framework;

o	High barriers to entry with low price elasticity;

o	Well defined operational structure with attractive upside;

o	Insulation from the business cycle with low income elasticity;

o	Long duration assets, typically ten years or more;

o	Stable cashflows that grow with inflation;

o	Positive long-term variables such as demographics that provide downside mitigation;

o	Moderate leverage;

o	Control or protective governance rights;

o	Attractive pricing upon entry;

o	Relatively high liquidity; and

o	Limited exposure to risks arising from climate change.

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

In addition, words such as “may,” “will,” “should,” “target,” “anticipate,” “believe,” “expect,” “plan,” “seek” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including:

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;

●	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;

●	future changes in laws or regulations and conditions in our operating areas; and

●	the risk factors set forth in this Quarterly Report on Form 10-Q, in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Part I.  Financial Information Series I

Item 1.	Financial Statements

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2026	December 31, 2025
Assets
Investment in ISQ Open Infrastructure Company LLC - Series II	$53,147,052	$35,601,783
Cash	6,818	7,000
Due from Manager - Expense Support	277,967	476,948
Distribution receivable from ISQ Open Infrastructure Company LLC - Series II	578,228	-
Deferred offering costs	115,465	173,197
Total Assets	54,125,530	36,258,928

Liabilities
Distribution payable	$578,045	$-
Offering costs payable	221,784	221,784
Organizational costs payable	169,159	268,457
Interest payable	23,271	-
Professional fees payable	867	176,749
Total Liabilities	$993,126	$666,990
Commitments and Contingencies (Note 5)
Net Assets	$53,132,404	$35,591,938

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Assets and Liabilities (Unaudited) – continued

	March 31, 2026	December 31, 2025
Net Asset Value Per Share
F-STE Shares
Net Assets	$16,000,979	$3,235,263
Shares outstanding	517,755	107,654
Net asset value per share	$30.90	$30.05
F-DTE Shares
Net Assets	$12,644,572	$12,853,300
Shares outstanding	401,563	400,110
Net asset value per share	$31.49	$32.12
F-ITE Shares
Net Assets	$2,314,163	$1,319,365
Shares outstanding	72,324	41,020
Net asset value per share	$32.00	$32.16
F-JTE Shares
Net Assets	$22,156,259	$18,167,268
Shares outstanding	708,472	578,956
Net asset value per share	$31.27	$31.38
STE Shares
Net Assets	$3,387	$3,462
Shares outstanding	110	110
Net asset value per share	$30.79	$31.47
DTE Shares
Net Assets	$3,464	$3,537
Shares outstanding	110	110
Net asset value per share	$31.49	$32.15
ITE Shares
Net Assets	$3,497	$3,568
Shares outstanding	110	110
Net asset value per share	$31.79	$32.44
JTE Shares
Net Assets	$3,432	$3,506
Shares outstanding	110	110
Net asset value per share	$31.20	$31.87
ETE Shares
Net Assets	$2,651	$2,669
Shares outstanding	80	80
Net asset value per share	$33.14	$33.36

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31, 2026	For the period from March 28, 2025 (Funding Date) to March 31, 2025
Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II
Dividend income	$219,504	$-
Interest income (net of tax withholdings of $7,351 and $0, respectively)	105,406	-
Performance participation allocation	(466,530)	-
Professional fees	(427,380)	-
Interest and loan related fees	(210,313)	-
Amortization of deferred offering costs	(102,980)	-
Management fees	(92,687)	-
Servicing fees	(61,395)	-
Other expenses	(37,148)	-
Organizational costs	-	(1,067,239)
Total Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(1,073,523)	(1,067,239)
Less: Expense Support from Manager	(471,193)	(1,067,239)
Net Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(602,330)	-

Expenses
Professional fees	135,151	-
Other expenses	5,000	-
Organizational costs	-	130,856
Total Expenses	140,151	130,856
Less: Expense Support from Manager	(97,847)	(130,856)
Net Expenses	42,304	-

Net Investment income (loss)	(644,634)	-

Net Realized and Unrealized Gain (Loss) on Investments
Net Change in Unrealized Gain (Loss) on Investment allocated from ISQ Open Infrastructure Company LLC - Series II (Net of deferred taxes of $323,803 and $0, and of current taxes of $20,856 and $0, respectively)	1,521,342	-
Net Change in Unrealized Gain (Loss) on derivative investments allocated from ISQ Open Infrastructure Company LLC - Series II	20,818	-
Net Change in Unrealized Gain (Loss) on foreign currency translation allocated from ISQ Open Infrastructure Company LLC - Series II	(819)	-
Net Realized and Unrealized Gain (Loss) on Investments	1,541,341	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$896,707	$-

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	Total Shareholders’ Equity (Net Assets)
Balance at December 31, 2025	$3,235,263	$12,853,300	$1,319,365	$18,167,268	$3,462	$3,537	$3,568	$3,506	$2,669	$35,591,938
Consideration from the issuance of shares	12,780,683	-	980,000	3,969,500	-	-	-	-	-	17,730,183
Reinvestment of distributions	13,000	44,000	5,485	66,623	-	-	-	-	9	129,117
Distributions (Note 4)	(211,478)	(180,503)	(30,436)	(311,462)	(49)	(49)	(49)	(49)	(36)	(734,111)
Net increase (decrease) in net assets resulting from capital activity	12,582,205	(136,503)	955,049	3,724,661	(49)	(49)	(49)	(49)	(27)	17,125,189
Net investment loss	(130,727)	(194,966)	(17,933)	(300,783)	(59)	(55)	(51)	(56)	(4)	(644,634)
Net change in unrealized appreciation (depreciation)	378,551	440,436	60,873	715,808	110	110	109	110	44	1,596,151
Reallocation of unrealized gain (loss)	356,072	(319,548)	(3,191)	(87,792)	(80)	(80)	(80)	(80)	(31)	(54,810)
Net increase (decrease) in net assets resulting from operations	603,896	(74,078)	39,749	327,233	(29)	(25)	(22)	(26)	9	896,707
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	(420,385)	1,853	-	(62,903)	3	1	-	1	-	(481,430)
Balance at March 31, 2026	$16,000,979	$12,644,572	$2,314,163	$22,156,259	$3,387	$3,464	$3,497	$3,432	$2,651	$53,132,404

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	Total Shareholders’ Equity (Net Assets)
Balance at March 28, 2025 (Funding Date)	$-
Consideration from the issuance of shares	2,000	(1)
Net increase (decrease) in net assets resulting from capital activity	2,000
Net investment loss	-
Net change in unrealized appreciation (depreciation)	-
Net increase (decrease) in net assets resulting from operations	-
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	-
Balance at March 31, 2025	$2,000

(1)	Capital activity relates to Class ETE Shares.

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31, 2026	For the period from March 28, 2025 (Funding Date) to March 31, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$896,707	$-
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net purchase of limited liability company interests in ISQ Open Infrastructure Company LLC – Series II	(17,087,687)	(1,000)
Net investment income and expenses allocated from ISQ Open Infrastructure Company LLC – Series II	602,330	-
Net change in unrealized gain (loss) on investment allocated from ISQ Open Infrastructure Company LLC – Series II	(1,541,341)	-
Net (increase) decrease in operating assets:
Due from Manager - Expense Support	198,981	(130,856)
Distribution receivable from ISQ Open Infrastructure Company LLC - Series II	(578,228)
Deferred offering costs	57,732
Net increase (decrease) in operating liabilities:
Interest Payable	23,271	-
Organizational costs payable	(99,299)	130,856
Professional fees payable	(175,882)	-
Net cash used in operating activities	(17,703,416)	(1,000)

Cash flows from financing activities
Capital contributions	17,730,183	2,000
Distributions paid in cash, net of distribution payable and reinvestment of distributions	(26,949)	-
Net cash provided by financing activities	17,703,234	2,000

Net increase (decrease) in cash	(182)	1,000
Cash, beginning of period	7,000	-
Cash, end of period	$6,818	$1,000

Supplemental disclosure of non-cash financing activities
Reinvestment of distributions	$129,117	$-

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Notes to Unaudited Consolidated Financial Statements

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

Basis of Accounting— The unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars. The Company’s fiscal year end is December 31.

Series I unaudited consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Series I and Series II qualify as investment companies solely for accounting purposes and not for any other purpose. Series I and Series II are not registered, and are not required to be registered, as investment companies under the Investment Company Act. Series I and Series II follow the significant accounting policies described below.

Basis of Presentation— Series I and Series II are treated as distinct entities under the LLC Act and for U.S. federal income tax purposes, each with its own segregated assets, liabilities, and expenses. If any expenses are incurred on behalf of or for the benefit of either Series, the Manager allocates those expenses among Series based on the relative size of each Series’ investment in the relevant activity or entity, the net asset value of each Series, or another method the Manager, in good faith, deems fair and reasonable.

Basis of Consolidation— As provided under Regulation S-X and ASC 946, the Company generally does not consolidate its investments in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to Series I. Accordingly, Series I consolidated the financial position and results of operations of its wholly-owned subsidiary, the Blocker. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates— The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, in particular the fair value of investments, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the amounts of income and expenses during the reporting period. Management believes that the estimates utilized in preparing the unaudited consolidated financial statements are reasonable and prudent; however, actual results could differ from those estimates, and such differences could be material to Series I.

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and money market funds with financial institutions with maturities of three months or fewer at the time of acquisition. As of March 31, 2026 and December 31, 2025, Series I held cash of $6,818 and $7,000, respectively.

Organizational and Offering Expenses— Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series I and enable it legally to do business. Organizational expenses are paid by the Manager, subject to potential recoupment as described in Note 3.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis.

Distribution Fees and Servicing Fees— Series I invests in Series II. As a result, holders of any class of Series I Shares indirectly bear their proportional share of the Distribution and Servicing fee that are charged at the Series II level. These fees are not charged again at the Series I level, but Series I’s share of such fees is allocated to it through its investment in Series II, as further described in the LLC Agreement.

Investments, At Fair Value— The investment valuation policy of Series I is to value its financial instruments at fair value. Series I records its investment in Series II at fair value based on its proportionate interest in the net assets of Series II. Valuation of assets held by Series II is discussed in Note 2 of Series II’s Notes to Unaudited Consolidated Financial Statements.

Investment in Series II— On a monthly basis, Series I, records its proportionate share of the income, expenses, realized gains and losses and change in unrealized gains and losses of Series II. In addition, Series I accrues its own income and expenses. As of March 31, 2026 and December 31, 2025, Series I owned 23.2% and 22.5% of the net assets of Series II, respectively. The performance of Series I is directly impacted by the performance of Series II. The notes to Series II unaudited consolidated financial statements are attached to Series I unaudited consolidated financial statements and are an integral part of these unaudited consolidated financial statements.

Income Taxes— Series I operates so that it qualifies to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. An entity that is treated as a partnership for U.S. federal tax purposes generally incurs no U.S. federal income tax liability. Instead, each partner is generally required to take into account its allocable share of items of income, gain, loss, deduction, or credit of the entity in computing its U.S. federal income tax liability, regardless of whether cash distributions are made. A partnership, such as each Series, may nonetheless be taxed as a corporation if it is a publicly traded partnership, unless it meets the qualifying income exception. The qualifying income exception applies with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for each taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation. Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. Each Series is managed such that it meets the qualifying income exception in each taxable year. If either Series were recharacterized as a corporation for federal income tax purposes by not meeting the qualifying income exception, the holders of interest in that Series would then be treated as stockholders in a corporation, and the Series would become taxable as a corporation for U.S. federal income tax purposes. Further, each Series would be subject to U.S. corporate income tax on its net taxable income. In addition, each Series operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Calculation of Net Asset Value— Net asset value (“NAV”) under U.S. GAAP by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and redemptions that were effective on the last calendar day of such month. NAV per share for each class is calculated by dividing the NAV for that class by the total number of outstanding shares of that class on the reporting date.

The Manager is ultimately responsible for the Company’s NAV calculations.

Due to/Due from Manager— Balances due to or due from the Manager represent amounts payable or receivable arising from reimbursable expenses, fee waivers, expense support arrangements, or other related-party transactions. These amounts are recorded at their contractual amount and are settled in the normal course of business. Amounts due to the Manager are classified as liabilities, and amounts due from the Manager are classified as assets in the Unaudited Consolidated Statements of Assets and Liabilities.

Segment Reporting— The Company operates through a single operating and reporting segment with a primary objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer and Chief Investment Officer (the “Principal Committee”) which assesses the performance and makes operating decisions of the Company on a consolidated basis. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Company’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Unaudited Consolidated Statements of Assets and Liabilities and significant segment expenses are the same as those listed in the Unaudited Consolidated Statements of Operations.

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

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager is permitted to recapture a Specified Expense in the same year it is incurred. This arrangement is not permitted to be terminated prior to June 30, 2026, without the consent from the Board. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and each Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquires its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

The Manager agreed to reimburse expenses of $97,847 and $642,214 incurred by the Company for the three months ended March 31, 2026, and for the period from the Funding Date to December 31, 2025, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period. As of March 31, 2026 and December 31, 2025, the Company recorded $277,967 and $476,948, respectively, as Due from Manager.

The Manager believes that it is not probable for Series I to be required to reimburse the expenses waived by the Manager.

For the Period Ended:	Amount	Last Expiration Date
December 31, 2025	$642,214	December 31, 2030
March 31, 2026	97,847	March 31, 2031
Total	$740,061

Excluded from the amounts above are $471,193 and $1,287,838 of Expense Support from Manager for the three months ended March 31, 2026 and for the period from the Funding Date to December 31, 2025, respectively. These amounts represent Series I’s proportionate share of reimbursements that are allocated to it through its investment in Series II and included within the Consolidated Statement of Operations within the net investment income and expenses allocated from Series II.

Organizational Expenses and Offering Expenses

Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series I and enable it legally to do business. Organizational expenses are paid by the Manager, subject to potential recoupment. For the three months ended March 31, 2026 and for the period from the Funding Date to March 31, 2025, Series I incurred organizational expenses of $0 and $130,856, respectively, related to legal, accounting, regulatory filings, and other out-of-pocket costs associated with the formation of Series I and its intermediate entities. Certain of these organizational expenses were initially paid by the Manager on behalf of Series I.

Pursuant to the Company’s governing documents, the Company reimburses the Manager for organizational expenses incurred prior to the commencement of operations, subject to the terms of the Expense Limitation Agreement.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. As of March 31, 2026 and December 31, 2025, Series I incurred cumulative offering expenses of $0 and $221,784, respectively. For the three months ended March 31, 2026, Series I amortized $102,980 of deferred offering expenses. For the period from the Funding Date to March 31, 2025, Series I did not amortize offering expenses.

4.	SHAREHOLDERS’ EQUITY

Unregistered Sales of Equity Securities

The following table is a summary of the Shares issued and redeemed for the three months ended March 31, 2026:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2026
F-STE Shares	107,654	409,672	-	429	-	-	517,755
F-DTE Shares	400,110	-	-	1,453	-	-	401,563
F-ITE Shares	41,020	31,123	-	181	-	-	72,324
F-JTE Shares	578,956	127,320	-	2,196	-	-	708,472
STE Shares	110	-	-	-	-	-	110
DTE Shares	110	-	-	-	-	-	110
ITE Shares	110	-	-	-	-	-	110
JTE Shares	110	-	-	-	-	-	110
ETE Shares	80	-	-	-	-	-	80

For the three months ended March 31, 2026, Series I issued such Shares for an aggregate consideration of $17,730,183. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

The following table is a summary of the Shares issued and redeemed during the period from the Funding Date to March 31, 2025:

	Shares Outstanding at Formation	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2025
F-STE Shares	-	-	-	-	-	-	-
F-DTE Shares	-	-	-	-	-	-	-
F-ITE Shares	-	-	-	-	-	-	-
F-JTE Shares	-	-	-	-	-	-	-
STE Shares	-	-	-	-	-	-	-
DTE Shares	-	-	-	-	-	-	-
ITE Shares	-	-	-	-	-	-	-
JTE Shares	-	-	-	-	-	-	-
ETE Shares	-	80	-	-	-	-	80

For the period from the Funding Date to March 31, 2025, Series I issued such Shares for an aggregate consideration of $2,000. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

Beginning with the end of the first full calendar quarter in which the Shares were sold to non-affiliates of I Squared, Series I seeks to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I will pay quarterly distributions consistently and at a specific rate, or at all. No distributions were declared for the period from the Funding Date to March 31, 2025. For the three months ended March 31, 2026 Series I made the following distributions:

January 30, 2026

Class	Net Distribution Per Share
F-STE Shares	$0.11
F-DTE Shares	$0.11
F-ITE Shares	$0.11
F-JTE Shares	$0.11
STE Shares	$0.11
DTE Shares	$0.11
ITE Shares	$0.11
JTE Shares	$0.11
ETE Shares	$0.11

March 31, 2026

Class	Net Distribution Per Share
F-STE Shares	$0.34
F-DTE Shares	$0.34
F-ITE Shares	$0.34
F-JTE Shares	$0.34
STE Shares	$0.34
DTE Shares	$0.34
ITE Shares	$0.34
JTE Shares	$0.34
ETE Shares	$0.34

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders are automatically reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested is determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Company’s or a Series’ NAV per share as of the end of the prior month. Shares are distributed in proportion to Series and types of Shares held by the shareholder under the DRIP. There are no sales load charges on Shares issued to a shareholder under the DRIP.

For the three months ended March 31, 2026, Series I issued the below Shares under the DRIP. For the three months ended March 31, 2025, Series I did not issue any Shares under the DRIP.

Class	Shares Reinvested		Dollars Reinvested
F-STE Shares	428		$13,000
F-DTE Shares	1,453		$44,000
F-ITE Shares	181		$5,485
F-JTE Shares	2,196		$66,623
ETE Shares	-	(1)	$9
Total	4,258		129,117

(1)	Rounds to less than 1 share.

Share Redemption Program

Series I offers a share redemption program pursuant to which, on a quarterly basis, shareholders may request that the Company redeems all or any portion of their Shares. Series I may redeem fewer Shares than have been requested in any particular quarter to be redeemed under Series I’s share redemption program, or none at all, in the Board’s discretion at any time. The Company expects that Series I will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Per our share redemption program, requests for redemption are subject to an early redemption fee (the “Early Redemption Fee”) of 5% of the NAV of the Shares redeemed from a Shareholder if Shares are redeemed within 24 months of the original issue date of such Shares. Any Early Redemption Fee benefits Series I. Aggregate NAV is reflective of Series I NAV which consists of all the underlying assets of Series II. For both the three months ended March 31, 2026 and for the period from the Funding Date to March 31, 2025, Series I did not redeem any Shares under the share redemption program.

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

6.	FINANCIAL HIGHLIGHTS

The following are the financial highlights for three months ended March 31, 2026:

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares
Per Share Data:
Net asset value at beginning of period	$30.05	$32.12	$32.16	$31.38	$31.47	$32.15	$32.44	$31.87	$33.36

Distributions declared (1)	(0.45)	(0.45)	(0.45)	(0.45)	(0.45)	(0.45)	(0.45)	(0.45)	(0.45)
Premium/(Discount) on issuance of shares	0.84	0.01	(0.37)	(0.06)	(0.00)	(0.00)	(0.00)	0.01	0.13
Service fees	(1.07)	-	-	(0.09)	0.03	0.01	-	0.01	-

Net investment income (2)	(0.33)	(0.49)	(0.30)	(0.45)	(0.53)	(0.49)	(0.47)	(0.51)	(0.06)
Net realized and unrealized gain/(loss) (3)	0.96	1.10	1.01	1.07	1.00	1.00	1.00	1.00	0.55
Reallocation of unrealized gain/(loss)	0.90	(0.80)	(0.05)	(0.13)	(0.73)	(0.73)	(0.73)	(0.73)	(0.39)
Net increase (decrease) in net assets resulting from operations	1.53	(0.19)	0.66	0.49	(0.26)	(0.22)	(0.20)	(0.24)	0.10

Net asset value at end of period	$30.90	$31.49	$32.00	$31.27	$30.79	$31.49	$31.79	$31.20	$33.14
Shares outstanding at end of period	517,755	401,563	72,324	708,472	110	110	110	110	80
Weighted average shares outstanding	394,420	401,063	60,342	671,682	110	110	110	110	80
Ratio/Supplemental Data:
Net assets at end of period	$16,000,979	$12,644,572	$2,314,163	$22,156,259	$3,387	$3,464	$3,497	$3,432	$2,651
Ratio to average net assets (4)(5)
Total expenses before expense support	11.98%	13.81%	11.43%	13.42%	13.89%	13.10%	12.74%	13.46%	4.43%
Total expenses after expense support	6.90%	9.11%	6.52%	8.64%	9.58%	8.89%	8.57%	9.21%	2.14%
Net investment loss (5)	-4.34%	-6.26%	-3.86%	-5.81%	-6.95%	-6.32%	-6.02%	-6.61%	-0.76%
Total return (6)	4.33%	-0.56%	0.90%	1.08%	-0.73%	-0.65%	-0.62%	-0.69%	0.69%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 4).
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Series I shares in relation to fluctuating market value for the portfolio.
(4)	Actual results may not be indicative of future results. Additionally, an individual shareholder's ratio may vary from the ratios presented for a share class as a whole.
(5)	The ratios were derived using the simple average net assets during the applicable period.
(6)	The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Series I performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Series I shares.

The financial highlights for period from the Funding Date to March 31, 2025 are not shown as Series I had not yet commenced investment operations.

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

In April 2026, Series I issued 567,363 Shares for total aggregate net consideration of $18,124,125. The offer and sale of such Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

There are no other events that require disclosure or adjustment to the unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2026	December 31, 2025
Assets
Investments at fair value (Cost $207,782,921 and $139,937,414, respectively)	$259,339,589	$183,179,945
Cash and cash equivalents	4,476,420	2,277,971
Due from Manager - Expense Support	3,102,568	4,360,335
Deferred offering costs	882,452	1,323,678
Prepaid expenses and other assets	116,433	158,043
Derivative assets at fair value	99,018	-
Total Assets	268,016,480	191,299,972

Liabilities
Deferred tax liability	$10,205,521	$8,733,421
Loan payable	9,728,585	10,510,000
Performance participation allocation payable	5,083,620	3,415,609
Servicing fees payable	4,457,820	2,961,570
Distribution payable	2,476,207	-
Organizational costs payable	2,387,483	2,559,348
Offering costs payable	1,734,837	1,734,837
Interest payable	622,518	1,694,183
Professional fees payable	607,722	164,062
Promissory Notes (net of debt issuance costs of $151,774 and $167,226, respectively)	706,226	690,774
Management fees payable	585,414	212,689
Accounts payable & accrued expenses	246,615	465,045
Current Income tax payable	89,710	-
Total Liabilities	$38,932,278	$33,141,538
Commitments and Contingencies (Note 9)
Net Assets	$229,084,202	$158,158,434

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Assets and Liabilities (Unaudited) - continued

	March 31, 2026	December 31, 2025
Net Asset Value Per Share
F-STE Shares
Net Assets	$16,004,763	$3,231,299
Shares outstanding	503,216	105,792
Net asset value per share	$31.80	$30.54
F-DTE Shares
Net Assets	$12,669,163	$12,878,001
Shares outstanding	401,494	400,100
Net asset value per share	$31.56	$32.19
F-ITE Shares
Net Assets	$2,309,661	$1,319,688
Shares outstanding	71,385	40,677
Net asset value per share	$32.35	$32.44
F-JTE Shares
Net Assets	$22,149,653	$18,158,680
Shares outstanding	698,805	572,307
Net asset value per share	$31.70	$31.73
STE Shares
Net Assets	$3,062	$3,136
Shares outstanding	100	100
Net asset value per share	$30.62	$31.36
DTE Shares
Net Assets	$3,140	$3,212
Shares outstanding	100	100
Net asset value per share	$31.40	$32.12
ITE Shares
Net Assets	$3,173	$3,243
Shares outstanding	100	100
Net asset value per share	$31.73	$32.43
JTE Shares
Net Assets	$3,108	$3,180
Shares outstanding	100	100
Net asset value per share	$31.08	$31.80
ETE Shares
Net Assets	$1,329	$1,344
Shares outstanding	40	40
Net asset value per share	$33.23	$33.60
F-S Shares
Net Assets	$23,504,962	$13,513,460
Shares outstanding	759,798	448,694
Net asset value per share	$30.94	$30.12
F-I Shares
Net Assets	$12,850,624	$6,660,049
Shares outstanding	400,558	207,668
Net asset value per share	$32.08	$32.07

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Assets and Liabilities (Unaudited) - continued

	March 31, 2026	December 31, 2025
F-J Shares
Net Assets	$124,405,216	$89,697,782
Shares outstanding	3,970,498	2,862,789
Net asset value per share	$31.33	$31.33
E Shares
Net Assets	$15,176,348	$12,685,360
Shares outstanding	453,080	377,933
Net asset value per share	$33.50	$33.57

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31, 2026	For the period from March 28, 2025 (Funding Date) to March 31, 2025
Income
Dividend income	$944,193	$-
Interest income (net of tax withholding of $31,620 and $0, respectively)	474,165	-
Total Income	1,418,358	-

Expenses
Professional fees	$1,832,485	$-
Performance participation allocation	1,668,011	-
Interest and loan related fees	902,465	-
Amortization of deferred offering costs	441,226	-
Management fees	372,725	-
Servicing fees	227,554	-
Other expenses	159,843	-
Organizational costs	-	1,067,239
Total Expenses	5,604,309	1,067,239
Less: Expense Support from Manager	(2,017,077)	(1,067,239)
Net Expenses	3,587,232	-

Net Investment income (loss)	(2,168,874)	-

Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments (net of deferred taxes of $1,472,101 and $0, and current taxes of $89,709 and $0, respectively)	6,752,327	-
Net change in unrealized gain (loss) on derivative investments	99,018	-
Net change in unrealized gain (loss) on foreign currency translation	(3,635)	-
Net Realized and Unrealized Gain (Loss) on Investments	6,847,710	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,678,836	$-

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	F-S Shares	F-I Shares	F-J Shares	E Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2025	$3,231,299	$12,878,001	$1,319,688	$18,158,680	$3,136	$3,212	$3,243	$3,180	$1,344	$13,513,460	$6,660,049	$89,697,782	$12,685,360	$158,158,434
Consideration from the issuance of shares	12,780,683	-	980,000	3,969,500	-	-	-	-	-	9,793,469	6,098,310	34,259,058	2,437,500	70,318,520
Reinvestment of distributions	13,000	44,000	5,485	66,623	-	-	-	-	9	32,193	14,921	280,927	42,075	499,233
Distributions declared (Note 8)	(214,265)	(191,817)	(37,020)	(328,264)	(52)	(52)	(52)	(52)	(37)	(315,084)	(164,860)	(1,720,357)	(197,546)	(3,169,458)
Net increase (decrease) in net assets resulting from capital activity	12,579,418	(147,817)	948,465	3,707,859	(52)	(52)	(52)	(52)	(28)	9,510,578	5,948,371	32,819,628	2,282,029	67,648,295
Net investment gain (loss)	(120,192)	(183,762)	(16,174)	(281,999)	(54)	(49)	(48)	(51)	1	(201,734)	(65,454)	(1,305,850)	6,492	(2,168,874)
Net change in unrealized appreciation (depreciation)	378,551	440,436	60,873	715,808	109	108	110	110	43	650,688	305,206	3,837,354	458,314	6,847,710
Reallocation of unrealized gain (loss)	356,072	(319,548)	(3,191)	(87,792)	(80)	(80)	(80)	(80)	(31)	333,797	2,452	(25,592)	(255,847)	-
Net increase (decrease) in net assets resulting from operations	614,431	(62,874)	41,508	346,017	(25)	(21)	(18)	(21)	13	782,751	242,204	2,505,912	208,959	4,678,836
Accrued service fees	(420,385)	1,853	-	(62,903)	3	1	-	1	-	(301,827)	-	(618,106)	-	(1,401,363)
Balance at March 31, 2026	$16,004,763	$12,669,163	$2,309,661	$22,149,653	$3,062	$3,140	$3,173	$3,108	$1,329	$23,504,962	$12,850,624	$124,405,216	$15,176,348	$229,084,202

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	Total Shareholders' Equity (Net Assets)
Balance at March 28, 2025 (Funding Date)	$-
Consideration from the issuance of shares	1,000	(1)
Distributions declared	-
Net increase (decrease) in net assets resulting from capital activity	1,000
Net investment loss	-
Net change in unrealized appreciation (depreciation)	-
Net increase (decrease) in net assets resulting from operations	-
Accrued service fees	-
Balance at March 31, 2025	$1,000

(1)	Capital activity relates to ETE Shares.

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31, 2026	For the period from March 28, 2025 (Funding Date) to March 31, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,678,836	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(67,736,980)	-
Payment-in-kind interest capitalized	(87,515)	-
Non-cash accretion of discount	(21,012)	-
Net change in unrealized gain (loss) on investments	(8,314,137)	-
Net change in unrealized gain (loss) on derivative investments	(99,018)	-
Amortization of deferred offering costs	441,226	-
Amortization/accretion of servicing fees	227,554	-
Amortization of debt issuance costs	15,452	-
Net (increase) decrease in operating assets:
Due from Manager - Expense Support	1,257,767	(1,067,239)
Prepaid expenses and other assets	41,610	-
Net increase (decrease) in operating liabilities:
Performance participation allocation payable	1,668,011	-
Deferred tax liability	1,472,100	-
Professional fees payable	443,660	-
Management fees payable	372,725	-
Current tax liability	89,710	-
Organizational costs payable	(171,865)	1,067,239
Accounts payable & accrued expenses	(218,430)	-
Interest payable	(1,071,665)	-
Net cash used in operating activities	(67,011,971)	-

Cash flows from financing activities
Capital contributions	70,318,520	1,000
Distributions paid in cash, net of distribution payable and reinvestment of distributions	(194,018)	-
Borrowings from loans	22,420,955	-
Repayment of loans	(23,202,370)
Servicing fees paid	(132,667)	-
Net cash provided by financing activities	69,210,420	1,000

Net increase (decrease) in cash	2,198,449	1,000
Cash and cash equivalents, beginning of period	2,277,971	-
Cash and cash equivalents, end of period	$4,476,420	$1,000

Supplemental disclosure of cash flow information
Cash paid for interest	$162,581	$-

Supplemental disclosure of non-cash financing activities
Reinvestment of distributions	$499,233	$-

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

Investments in Portfolio Companies	Interest Rate	Maturity Date	Type of Investment	Industry	Principal	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments
North America
Galaxy Helios I LLC (1)(2)	SOFR + 4.75% Cash	8/15/2028	Delayed Draw Term Loan	Data Center	$5,093,490	$4,951,333	$5,093,490	2.2%
Pelican Power LLC (1)(3)	SOFR + 5.50% Cash	8/29/2030	Term Loan	Utilities	$7,753,333	7,753,333	7,784,684	3.4%
Total North America						12,704,666	12,878,174	5.6%

Europe
Substantial Holdco Limited (4)	8.00% Cash 4.00% PIK	4/20/2030	Delayed Draw Term Loan	Telecommunications	£3,915,595	5,224,405	5,163,495	2.3%
Total Europe						5,224,405	5,163,495	2.3%
Total Debt Investments						$17,929,071	$18,041,669	7.9%

Investments in Portfolio Companies	Asset	Type of Investment	Industry	Ownership % of Investment	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments
North America
ENTEK Technology Holdings LLC (5)	Equity Interest Held Through ISQ Liberty Aggregator, L.P.	Common Stock	Conventional Energy	6.26%	$26,324,579	$28,244,489	12.3%
Ezee Fiber Texas, LLC (5)	Equity Interest Held Through ISQGIF III U.S. AIV Telecom Aggregator, L.P.	Common Stock	Telecommunications	1.49%	23,500,000	25,158,236	11.0%
Liberty Tire Recycling LLC (5)	Equity Interest Held Through ISQ Eagle Aggregator L.P.	Common Stock	Environmental Infrastructure	2.83%	29,193,359	29,937,530	13.1%
Matterhorn Express Pipeline LLC (5)	Equity Interest Held Through ISQ Spyder Aggregator, L.P.	Common Stock	Energy Transportation	6.92%	34,031,465	46,223,769	20.2%
Summit School Services (5)	Equity Interest Held Through ISQ Bus Aggregator, L.P.	Common Stock	Transportation	8.16%	19,304,447	26,036,165	11.4%
Transport Equipment Network (TEN), LLC (6)	Equity Interest Held Through Transportation Equipment Network (TEN), LLC	Common Stock	Transportation	6.29%	57,500,000	85,697,731	37.3%
Total North America					189,853,850	241,297,920	105.3%
Total Equity Investments					$189,853,850	$241,297,920	105.3%
Total Investments, at fair value					$207,782,921	$259,339,589	113.2%

		Cost	Fair Value
Derivative Investments	Notional Amount
Foreign Currency Contracts
Purchase U.S. dollar/Sell British pound	5,048,497	$-	$99,018	0.0%
Total Forward Currency Contracts		-	99,018
Total Derivative Investments, at fair value		-	99,018	0.0%

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of March 31, 2026 (Unaudited) - continued

Cash Equivalents	Type of Investment	Shares	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Cash Equivalents
Money Market Fund
JPMorgan U.S. Government Money Market Fund	Cash Equivalents	3,370,966	$3,370,966	$3,370,966	1.5%
Total Cash Equivalents			3,370,966	3,370,966	1.5%

Total Investments and Cash Equivalent			$211,153,887	$262,809,573	114.7%

(1)	Floating rate note. Rate shown is the rate at March 31, 2026.
(2)	Includes a delayed draw term loan component where an additional principal of $1,573,177 is unfunded as of March 31, 2026. The unfunded loan commitment rate is 0.75%.
(3)	Investment contains a 2.00% floor rate at March 31, 2026.
(4)	Includes a delayed draw term loan component where an additional principal of £1,750,000 is unfunded as of March 31, 2026. The unfunded loan commitment rate is 2.00%.
(5)	Series II holds its investments in Portfolio Companies indirectly through the Assets noted in the schedule above.
(6)	Series II holds its investment in Transport Equipment Network (TEN), LLC indirectly through an intermediate entity that is wholly owned by Series II.

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Notes to Unaudited Consolidated Financial Statements

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

Basis of Accounting— The unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars. The Company’s fiscal year end is December 31.

Series II unaudited consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Series I and Series II qualify as investment companies solely for accounting purposes and not for any other purpose. Series I and Series II are not registered, and are not required to be registered, as investment companies under the Investment Company Act. Series I and Series II follow the significant accounting policies described below.

Basis of Presentation— Series I and Series II are treated as distinct entities under the LLC Act and for U.S. federal income tax purposes, each with its own segregated assets, liabilities, and expenses. If any expenses are incurred on behalf of or for the benefit of either Series, the Manager allocates those expenses among Series based on the relative size of each Series’ investment in the relevant activity or entity, the net asset value of each Series, or another method the Manager, in good faith, deems fair and reasonable.

Basis of Consolidation— As provided under Regulation S-X and ASC 946, Series II generally does not consolidate its investments in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to Series II. Accordingly, Series II consolidated the financial position and results of operations of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates— The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, in particular the fair value of investments, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the amounts of income and expenses during the reporting period. Management believes that the estimates utilized in preparing the unaudited consolidated financial statements are reasonable and prudent; however, actual results could differ from those estimates, and such differences could be material to Series II.

Derivative Investments— Series II recognizes derivative instruments as assets or liabilities at fair value in its condensed consolidated statements of assets and liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.

Series II recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, Series II recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented as the Net Realized and Unrealized Gain/(Loss) on Investments and Derivative Instruments on the condensed consolidated statements of operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented as the Net Change in Unrealized Gain/(Loss) on Derivative Instruments on the condensed consolidated statements of operations.

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and money market funds with financial institutions with maturities of three months or fewer at the time of acquisition. As of March 31, 2026 and December 31, 2025, Series II held cash equivalents of $3,370,966 and $2,180,513, respectively.

Organizational and Offering Expenses— Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series II and enable it legally to do business. Organizational expenses are paid by the Manager, subject to potential recoupment as described in Note 6.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis.

Distribution Fees and Servicing Fees— Series II pays the applicable selling agents ongoing servicing fees (the “Servicing Fees”) of 0.85% of NAV per annum for Class F-S Shares, Class F-STE Shares, and Class STE Shares, 0.50% of NAV per annum for Class F-J Shares, Class F-JTE and Class JTE Shares, and 0.25% of NAV per annum for Class F-DTE Shares, and Class DTE Shares, payable monthly in arrears, as they become contractually due.

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

Under U.S. GAAP, Series II accrues the cost of the Servicing Fees and Distribution Fees as an offering cost at the time Series II sells the applicable classes of Shares and amortizes such costs over the estimated life of the Shares. For the three months ended March 31, 2026, and for the period from the Funding Date to March 31, 2025, Series II has incurred $1,401,363 and $0, respectively, of Servicing Fees payable to the selling agents related to the applicable classes of Shares sold.

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

Assets and liabilities recorded at fair value on the Unaudited Consolidated Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under U.S. GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

The Board is responsible for overseeing the valuation of Series II’s investments at fair value as determined in good faith pursuant to Series II’s valuation policy. The Board has designated the Manager as Series II’s valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in Series II’s valuation policy.

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

Infrastructure Assets are generally valued at transaction price initially; however, to the extent the Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Manager may adjust such valuation. When making fair value determinations for Infrastructure Assets, the Manager updates the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the Infrastructure Assets financial performance since the valuation date, as well as any cash flow activity related to the Infrastructure Assets during the month. The Manager values Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager engages one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. However, the Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with Series II’s valuation policies and procedures.

Because assets are valued as of a specified valuation date, events occurring subsequent to that date are not reflected in Series II’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it is evaluated to determine whether it would have a material impact requiring adjustment of the final valuation.

At least annually, the Manager reviews the appropriateness of Series II’s valuation policies and procedures and recommends any proposed changes to the Board. From time to time, the Board and the Manager may adopt changes to the valuation policies and procedures if they determine that such changes are likely to result in a more accurate reflection of estimated fair value.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation (Depreciation) on Investments and Derivatives— Without regard to unrealized appreciation (depreciation) previously recognized, realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized appreciation (depreciation) reflects the change in investment values during the reporting period, including the reversal of any previously recorded unrealized appreciation (depreciation) when gains or losses are realized.

Income and Expense Recognition— Interest income is recognized on the accrual basis. Series II records dividend income and accrues interest income from private securities pursuant to the terms of the respective investment, unless, in the case of dividend income, Series II determines that the portfolio company does not have positive earnings in which case such dividend income is treated as a return of capital. The Company records unrealized appreciation or depreciation on their investments based upon the change in fair value of investments. Realized gains and losses on the sale of investments are recorded on the trade date basis using the specific identification method. Expenses are recorded as incurred. Interest and dividend income are recorded net of any withholding taxes. Interest income is not accrued when collection appears unlikely.

Income Taxes— Series II operates so that it qualifies to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. An entity that is treated as a partnership for U.S. federal tax purposes generally incurs no U.S. federal income tax liability. Instead, each partner is generally required to take into account its allocable share of items of income, gain, loss, deduction, or credit of the entity in computing its U.S. federal income tax liability, regardless of whether cash distributions are made. A partnership, such as each Series, may nonetheless be taxed as a corporation if it is a publicly traded partnership, unless it meets the qualifying income exception. The qualifying income exception applies with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for each taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation. Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. Each Series is managed such that it meets the qualifying income exception in each taxable year. If either Series were recharacterized as a corporation for federal income tax purposes by not meeting the qualifying income exception, the holders of interest in that Series would then be treated as stockholders in a corporation, and the Series would become taxable as a corporation for U.S. federal income tax purposes. Further, each Series would be subject to U.S. corporate income tax on its net taxable income. In addition, each Series operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Deferred Income Taxes— Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in the Unaudited Consolidated Statements of Operations in the period when the change is enacted.

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

Uncertain Tax Positions— Series II analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a reserve is established. The reserve for uncertain tax positions is recorded in Taxes Payable in the accompanying Unaudited Consolidated Statements of Assets and Liabilities. Series II recognizes accrued interest and penalties related to uncertain tax positions within the provision for income taxes in the Unaudited Consolidated Statements of Operations. Series II records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Calculation of Net Asset Value— Net asset value (“NAV”) under U.S. GAAP by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. At the end of each month, any change in our NAV (whether an increase or decrease) is allocated among each share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and redemptions that were effective on the last calendar day of such month. NAV per share for each class is calculated by dividing the NAV for that class by the total number of outstanding shares of that class on the reporting date.

The Manager is ultimately responsible for the Company’s NAV calculations.

Borrowings— Series II records amounts drawn under its line of credit as borrowings within the Unaudited Consolidated Statements of Assets and Liabilities. Borrowings under the line of credit are initially recognized at cost, which represents the proceeds received, and are subsequently carried at amortized cost. Interest accrues at the contractual interest rate applicable under the Credit Agreement (as defined below), which is generally based on the Secured Overnight Financing Rate (“SOFR”) plus a stated margin, or such other base rate as defined under the terms of the facility.

Due to/Due from Manager— Balances due to or due from the Manager represent amounts payable or receivable arising from reimbursable expenses, fee waivers, expense support arrangements, or other related-party transactions. These amounts are recorded at their contractual amount and are settled in the normal course of business. Amounts due to the Manager are classified as liabilities, and amounts due from the Manager are classified as assets in the Unaudited Consolidated Statements of Assets and Liabilities.

Performance Participation Allocation— Under the LLC Agreement, so long as the Management Agreement has not been terminated, the Company is entitled to receive a Performance Participation Allocation equal to 12.5% of the Total Return attributable to Investor Shares, subject to a 5.0% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement) (the “Performance Participation Allocation”). The Performance Participation Allocation is measured and paid on an annual basis and accrued monthly; see “Note 6. RELATED PARTY TRANSACTIONS”, below for further detail. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and redeems its Shares. The Company may elect to receive the Performance Participation Allocation in cash and/or Class E Shares. If the Performance Participation Allocation is paid in Class E Shares, such shares may be redeemed at the Company’s request and are subject to the redemption limitations of our share redemption program.

Segment Reporting— Series II operates through a single operating and reporting segment with a primary objective of generating attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer and Chief Investment Officer (the “Principal Committee”) which assesses the performance and makes operating decisions of the Company on a consolidated basis. The CODM has concluded that the Company operates as a single operating segment because the Company has a single investment strategy against which the CODM assesses the Company’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess Series II’s performance. As the Company’s investment operations comprise a single reporting segment, the segment assets are the same assets that are reported in the Unaudited Consolidated Statements of Assets and Liabilities and significant segment expenses are the same as those listed in the Unaudited Consolidated Statements of Operations.

3.	INVESTMENTS

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized operating data for the three months ended March 31, 2026 and the audited summarized operating data for the period from the Funding Date to December 31, 2025 for the Infrastructure Assets listed in the Consolidated Schedule of Investments in the aggregate in which Series II has an indirect equity interest:

Summarized Operating Data:

For the three months ended March 31, 2026
Revenues	$263,635,639
Expenses	(224,714,414)
Income (loss) before taxes	38,921,225
Income tax expense (benefit)	1,808,042
Consolidated net income (loss)	40,729,267
Net income (loss) attributable to non-controlling interests	-
Net income (loss)	$40,729,267

The net income above represents the aggregated net income attributable to the controlling interests in each of Series II’s Infrastructure Assets and does not represent Series II’s proportionate share of income.

4.	FAIR VALUE MEASUREMENT AND DISCLOSURES

The following table summarizes the valuation of Series II’s investments and derivatives intruments in the fair value hierarchy levels as of March 31, 2026:

Description	Level I	Level II	Level III	Total
Investments and derivative instruments at fair value
Equity Investments	$-	$-	$241,297,920	$241,297,920
Debt Investments	-	-	18,041,669	18,041,669
Derivative Assets	-	99,018	-	99,018
Total Investments and derivative instruments at fair value	$-	$99,018	$259,339,589	$259,438,607

As of March 31, 2026, cash and cash equivalents at Series II include a money market fund balance of $3,370,966, which is considered a Level I asset.

The following table summarizes the valuation of Series II’s investments in the fair value hierarchy levels as of December 31, 2025:

Description	Level I	Level II	Level III	Total
Investments at fair value
Equity Investments	$-	$-	$167,053,547	$167,053,547
Debt Investments	-	-	16,126,398	16,126,398
Total Investments at fair value	$-	$-	$183,179,945	$183,179,945

As of December 31, 2025, cash and cash equivalents at Series II included a money market fund balance of $2,180,513, which is considered a Level I asset.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2026.

Description	Amount
Balance as of December 31, 2025	$183,179,945
Purchases of investments	67,845,507
Net change in unrealized gain (loss) on investments	8,314,137
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2026	$259,339,589

Transfers of investments between levels, if any, are recorded at the end of the period.

The net change in unrealized gain (loss) on investments included in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2026 attributable to Level III assets still held at March 31, 2026 for Series II was $8,314,137.

There were no investments held for the period from the Funding Date to March 31, 2025.

The following table provides quantitative measures used to determine the fair values of Level III assets as of March 31, 2026:

Level III Assets	Fair Value	Valuation Methodology & Inputs	Unobservable Input(s)(1)	Weighted Average(2)		Range	Impact to Valuation from an Increase in Input (3)
Equity Investments	$241,297,920	Discounted Cash Flow	Discount Rate	12.8%		11.5% - 17.3%	Decrease
		Discounted Cash Flow	Exit Multiple	7.9	x	5.0x - 15.0x	Increase
Debt Investments	12,878,174	Discounted Cash Flow	Discount Rate	10.0%		9.5% - 10.3%	Decrease

Investments with fair value of $5,163,495 are omitted from the above fair value table. Quantitative measures were used to determine the fair value of Substantial HoldCo Limited as this investment was valued based on an expected transaction.

The following table provides quantitative measures used to determine the fair values of Level III assets as of December 31, 2025:

Level III Assets	Fair Value	Valuation Methodology & Inputs	Unobservable Input(s)(1)	Weighted Average(2)		Range	Impact to Valuation from an Increase in Input (3)
Equity Investments	$167,053,547	Discounted Cash Flow	Discount Rate	12.3%		11.5% - 17.3%	Decrease
		Discounted Cash Flow	Exit Multiple	7.4	x	5.0x -15.0x	Increase
Debt Investments	16,126,398	Discounted Cash Flow	Discount Rate	10.4%		9.0% - 13.0%	Decrease

(1)	In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments.

(2)	Inputs are weighted based on fair value of the investments included in the range.

(3)	Unless otherwise noted, this column represents the directional change in the fair value of Level III assets that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

5.	DEBT

Promissory Notes

On September 2, 2025, Series II issued unsecured promissory notes (the “Promissory Notes”) with a cumulative principal balance of $858,000. The Promissory Notes are reported at amortized cost and are reflected on Series II’s Unaudited Consolidated Statements of Assets and Liabilities. The Promissory Notes pay interest on the principal balances at a rate of 12.4% per annum, payable semi-annually in arrears, with a legal maturity date of September 2, 2055. However, the Manager intends to repay the Promissory Notes prior to the legal maturity and is currently amortizing upfront costs associated with the Promissory Notes over a period of three years. Amortized amounts are included within interest and financing expenses on Series II’s Unaudited Consolidated Statements of Operations.

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

As of March 31, 2026 and December 31, 2025, the Company had $9,728,585 and $10,510,000, respectively, outstanding under the Credit Agreement. For the three months ended March 31, 2026, the Company had accrued interest expenses of $266,409. There were no borrowings under the Credit Agreement for the period from the Funding Date to March 31, 2025.

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

The Manager earned a Management Fee of $372,725 for the three months ended March 31, 2026, none of which has been paid to the Manager as of March 31, 2026. The Manager did not earn a Management Fee for the period from the Funding Date to March 31, 2025.

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

Such Performance Participation Allocation is calculated based on transactional NAV, which is used to determine the price at which the Company sells and redeems Shares. The Class E Shares and Class ETE Shares do not bear any Performance Participation Allocation, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which results in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares. To avoid duplication, Class I-type Shares bear their proportional share of the Performance Participation Allocation indirectly based on their proportional interest in the same class of Investor Shares directly subject to such Performance Participation Allocation.

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

The Manager is allocated a Performance Participation Allocation with respect to all Investor Shares that are redeemed in connection with redemptions of Shares, in an amount calculated as described above, with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share redemptions are reduced by the amount of the applicable Performance Participation Allocation.

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

The Manager accrued a Performance Participation Allocation of $1,668,011 for the three months ended March 31, 2026, none of which has been paid to the Manager as of March 31, 2026. The Manager did not accrue a Performance Participation Allocation for the period from the Funding Date to March 31, 2025.

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

The Manager agreed to reimburse expenses of $2,017,077 and $6,371,865 incurred by Series II for the three months ended March 31, 2026, and for the period from the Funding Date to December 31, 2025, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period. As of March 31, 2026 and December 31, 2025, the Company recorded $3,102,568 and $4,360,335, respectively, as Due from Manager.

The Manager believes that it is not probable for Series II to be required to reimburse the expenses waived by the Manager.

For the Period Ended:	Amount	Last Expiration Date
December 31, 2025	$6,371,865	December 31, 2030
March 31, 2026	2,017,077	March 31, 2031
Total	$8,388,942

Investment related expenses

For the three months ended March 31, 2026, Series II accrued $141,253 representing its allocated share of deal sourcing and unconsummated transaction costs incurred by affiliated ISQ funds, including ISQ Global Infrastructure Fund III, ISQ Global Infrastructure Fund IV, and ISQ Global Infrastructure Credit Fund II (collectively, the “Affiliated Funds”). These costs relate to investment sourcing, diligence, and underwriting activities performed by the Affiliated Funds in the ordinary course of evaluating potential investments. For the period from the Funding Date to March 31, 2025, Series II did not accrue any investment related expenses.

Series II invests alongside the Affiliated Funds and expects to have the opportunity to participate in all future investments that meet the investment criteria of the Company. As such, the Company participates in the costs associated with sourcing future investments. The expenses are recognized in the period in which the underlying costs are incurred by the Affiliated Funds.

For the three months ended March 31, 2026, Series II recorded $141,253 within Other expenses in the Unaudited Consolidated Statements of Operations. For the period from the Funding Date to March 31, 2025, Series II did not record any amounts.

Organizational Expenses and Offering Expenses

Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series II and enable it legally to do business. Organizational expenses are paid by the Manager, subject to potential recoupment. For the three months ended March 31, 2026 and for the period from the Funding Date to March 31, 2025, Series II incurred organizational expenses of $0 and $1,067,239, respectively, related to legal, accounting, regulatory filings, and other out-of-pocket costs associated with the formation of Series II and its intermediate entities. Certain of these organizational expenses were initially paid by the Manager on behalf of Series II.

Pursuant to the Company’s governing documents, the Company reimburses the Manager for organizational expenses incurred prior to the commencement of operations, subject to the terms of the Expense Limitation Agreement.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. As of March 31, 2026, and December 31, 2025, Series II incurred cumulative offering expenses of $0 and $1,734,837, respectively. For the three months ended March 31, 2026, Series II amortized $441,226 of deferred offering expenses. For the period from the Funding Date to March 31, 2025, Series II did not amortize any offering expenses.

Line of Credit

As the Lender is an affiliate of Series II, borrowings under the line of credit constitute a related party transaction. Refer to Note 5 for additional information.

Purchase of Investments

For the three months ended March 31, 2026, Series II acquired Liberty Tire Recycling LLC at a total cost of $29,193,359 from affiliates who are advised by affiliates of the Manager. Series II also acquired additional equity interests in Transport Equipment Network, Entek Technology Holdings LLC and Ezee Fiber Texas LLC. These were acquired at total costs of $22,420,955, $19,670,193 and $2,800,000, respectively.

For the three months ended March 31, 2026 and for the period from the Funding Date to March 31, 2025, there were $590,468 and $0, respectively, of warehousing interest costs. The costs are included in the Expense Limitation Reimbursement Agreement as reimbursable expenses.

Other Related Party Transactions

For the three months ended March 31, 2026 and for the period from the Funding Date to March 31, 2025, the Manager provided certain Manager Support Services and Operational Service Costs (as defined in the relevant Limited Partnership Agreements) to portfolio companies of Series II. In connection with the aforementioned arrangement, the Manager has the ability to charge the portfolio companies of Series II for such Manager Support Services and Operational Service Costs. Such fees exclude any board or related fees and incentives paid by portfolio companies directly to Operating Advisors.

For the three months ended March 31, 2026 and for the period from the Funding Date to March 31, 2025, there were $152 and $0, respectively, of Manager Support Services and Operational Service Costs charged to Series II and its portfolio companies. As of March 31, 2026 and December 31, 2025, $152 and $849, respectively, was payable to the Manager, mainly related to Manager Support Services and Operational Service Costs. Manager charged a pro-rata portion of such Manager Support Services and Operational Service Costs to the co-investment vehicles.

Series II investments are co-invested with other affiliated I Squared entities, as further detailed in the Consolidated Schedule of Investments.

The Manager and/or its affiliates may provide services to other investment funds and co-investment vehicles that may have similar strategies as the Company.

In addition, at times, I Squared and its portfolio companies utilize the services of the same service provider. Such services are generally invoiced separately by the service provider to each party for their allocable services. For services invoiced solely to I Squared Capital but which also benefited the portfolio companies, I Squared’s policy is to allocate based on the time and efforts associated with the services performed.

For the three months ended March 31, 2026, the Manager incurred certain travel and entertainment expenses on behalf of Series II. These expenses were recharged to Series II as part of the normal course of operations and are reflected within the unaudited consolidated financial statements as $6,051 recorded in organizational expenses. For the period from the Funding Date to March 31, 2025, the Manager did not incur any travel and entertainment expenses on behalf of Series II.

Series II incurred certain operating expenses related to services provided by personnel of the Manager and/or its affiliates. For the three months ended March 31, 2026, these expenses were $386,596 for Series II, and are included in professional fees in the Unaudited Consolidated Statements of Operations. For the period from the Funding Date to March 31, 2025, Series II did not incur any such expenses.

Affiliate Capital Contributions

For the three months ended March 31, 2026 and for the period from the Funding Date to March 31, 2025, affiliate investors contributed $2,437,500 and $0 to Series II in exchange for Class E shares.

7. DERIVATIVE INSTRUMENTS

In the normal course of business, ISQ OpenInfra HedgeCo, L.P. (the “HedgeCo”), a wholly-owned subsidiary of Series II, may enter into derivative contracts to achieve certain risk management objectives on behalf of Series II.

The HedgeCo may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its non-U.S. dollar denominated investments. These instruments include forward currency contracts. Series II utilizes forward currency contracts, to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by Series II. Additionally, the HedgeCo may enter into derivative instruments to hedge against other risks in its investments, including commodity price risk and equity price risk.

As a result of the use of derivative contracts, Series II is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the HedgeCo enters into contracts with certain major financial institutions, primarily those with investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

The following table summarizes the aggregate notional amount and fair value of the derivative instruments as of March 31, 2026. The notional amount represents the absolute value amount of the foreign exchange contracts:

Derivative Investments	Notional Amount	Fair Value
Foreign Currency Contracts - Purchase U.S. dollar/Sell British pound	£5,048,497	$99,018
Total		$99,018

The following table summarizes the average notional amount and gains and losses of the derivative instruments for the three months ended March 31, 2026:

Derivative Investments	Average Notional Amount	Realized gain (loss)	Unrealized gain (loss)
Foreign Currency Contracts - Purchase U.S. dollar/Sell British pound	£4,698,497	$-	$99,018
Total		$-	$99,018

Series II maintains master netting agreement with all of its counterparties. Based on the terms outlined within each master netting agreement, there are no financial instruments available for offset as of March 31, 2026. Further, there have been no financial instruments or cash pledged or received as collateral as of March 31, 2026.

8.	SHAREHOLDERS’ EQUITY

Unregistered Sales of Equity Securities

The following table is a summary of the Shares issued and redeemed during the three months ended March 31, 2026:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2026
F-STE Shares	105,792	397,024	-	400	-	-	503,216
F-DTE Shares	400,100	-	-	1,394	-	-	401,494
F-ITE Shares	40,677	30,536	-	172	-	-	71,385
F-JTE Shares	572,307	124,415	-	2,083	-	-	698,805
STE Shares	100	-	-	-	-	-	100
DTE Shares	100	-	-	-	-	-	100
ITE Shares	100	-	-	-	-	-	100
JTE Shares	100	-	-	-	-	-	100
ETE Shares	40	-	-	-	-	-	40
F-S Shares	448,694	310,042	-	1,062	-	-	759,798
F-I Shares	207,668	192,398	-	492	-	-	400,558
F-J Shares	2,862,789	1,098,441	-	9,268	-	-	3,970,498
E Shares	377,933	73,807	-	1,340	-	-	453,080

For the three months ended March 31, 2026, Series II issued such Shares for an aggregate consideration of $70,318,520. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

The following table is a summary of the Shares issued and redeemed during the period from the Funding Date to March 31, 2025:

	Shares Outstanding at Formation	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of March 31, 2025
F-STE Shares	-	-	-	-	-	-	-
F-DTE Shares	-	-	-	-	-	-	-
F-ITE Shares	-	-	-	-	-	-	-
F-JTE Shares	-	-	-	-	-	-	-
STE Shares	-	-	-	-	-	-	-
DTE Shares	-	-	-	-	-	-	-
ITE Shares	-	-	-	-	-	-	-
JTE Shares	-	-	-	-	-	-	-
ETE Shares	-	40	-	-	-	-	40
F-S Shares	-	-	-	-	-	-	-
F-I Shares	-	-	-	-	-	-	-
F-J Shares	-	-	-	-	-	-	-
E Shares	-	-	-	-	-	-	-

For the period from the Funding Date to March 31, 2025, Series II issued such Shares for an aggregate consideration of $1,000. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

Beginning with the end of the first full calendar quarter in which the Shares were sold to non-affiliates of I Squared, Series II seeks to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series II will pay quarterly distributions consistently and at a specific rate, or at all. No distributions were declared for the period from the Funding Date to March 31, 2025. For the three months ended March 31, 2026 Series II made the following distributions.

January 30, 2026

Class	Net Distribution Per Share
F-S Shares	$0.11
F-I Shares	$0.11
F-J Shares	$0.11
E Shares	$0.11

March 31, 2026

Class	Net Distribution Per Share
F-S Shares	$0.34
F-I Shares	$0.34
F-J Shares	$0.34
E Shares	$0.34

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders are automatically reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested is determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Company’s or a Series’ NAV per share as of the end of the prior month. Shares are distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP. There is no sales load charges on Shares issued to a shareholder under the DRIP.

For the three months ended March 31, 2026, Series II issued the below Shares under the DRIP. For the three months ended March 31, 2025, Series II had not issued any Shares under the DRIP.

Class	Shares Reinvested	Dollars Reinvested
F-STE Shares	400	$13,000
F-DTE Shares	1,394	$44,000
F-ITE Shares	172	$5,485
F-JTE Shares	2,083	$66,623
F-S Shares	1,062	$32,193
F-I Shares	492	$14,921
F-J Shares	9,268	$280,927
E Shares	1,340	$42,075
Total	16,211	$499,224

Share Redemption Program

Series II offers a share redemption program pursuant to which, on a quarterly basis, shareholders may request that the Company redeems all or any portion of their Shares. Series II may redeem fewer Shares than have been requested in any particular quarter to be redeemed under Series II’s share redemption program, or none at all, in the Board’s discretion at any time. The Company expects that Series II will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of Series II’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Per our share redemption program, requests for redemption are subject to an early redemption fee (the “Early Redemption Fee”) of 5% of the NAV of the Shares redeemed from a Shareholder if Shares are redeemed within 24 months of the original issue date of such Shares. Any Early Redemption Fee benefits Series II. Aggregate NAV is reflective of Series I NAV which consists of all the underlying assets of Series II. For the three months ended March 31, 2026 and for the period from the Funding Date to March 31, 2025, Series II did not redeem any Shares under the share redemption program.

9.	COMMITMENTS AND CONTINGENCIES

The Company and Series were not subject to any litigation nor were the Company and Series aware of any material litigation threatened against them.

Delayed draw term loan - unfunded commitment

The investment in Galaxy Helios I LLC includes a delayed draw term loan component where an additional principal of $1,573,177 is unfunded as of March 31, 2026. The unfunded loan commitment rate is 0.75%.

The investment in Substantial Holdco Limited includes a delayed draw term loan component where an additional principal of $2,364,865 is unfunded as of March 31, 2026. The unfunded loan commitment rate is 2.00%.

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

10.	INCOME TAXES

Series II operates so that it qualifies to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation. As such, it is not subject to any U.S. federal and state income taxes.

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

Income (loss) before tax expense (benefit) includes the following components:

	For the three months ended March 31, 2026	For the period from March 28, 2025 (Funding Date) to March 31, 2025
Income (loss) before income taxes:
Total income (loss) before income taxes	$6,240,646	$-

Series II incurs income tax expense (benefit) related to its holdings of certain equity investments in Taxable Subsidiaries. The components of the provision for (benefit from) income taxes are as follows:

	For the three months ended March 31, 2026	For the period from March 28, 2025 (Funding Date) to March 31, 2025
Deferred:
Federal Income Tax	$1,358,415	$-
State and Local Income Tax	113,685	-
	$1,472,100	$-
Current:
Federal Income Tax	$87,263	$-
State and Local Income Tax	2,447	-
	$89,710	$-

Total Income Tax Provision (Benefit)	$1,561,810	$-

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

For the three months ended March 31, 2026
U.S. Partnership Federal Statutory Tax Rate	-%
Income taxes at federal corporate tax rate	23.17%
State and Local Income Taxes (net of federal tax)	1.86%
Effective Income Tax Rate	25.03%

The following table represents significant components of Series II’s deferred tax assets and liabilities:

	For the three months ended March 31, 2026	For the period from March 28, 2025 (Funding Date) to March 31, 2025
Deferred Tax Asset	$-	$-
Unrealized Appreciation (Depreciation)	$-	$-

Deferred Tax Liability	$10,205,521	$-
Current Tax Payable	$89,710	$-
Unrealized Appreciation (Depreciation)	$10,295,231	$-

In evaluating the appropriateness of accruing tax assets, Series II assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Series II considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible.

Tax Contingencies

Series II files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Series II is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of March 31, 2026 and December 31, 2025, tax years including and after 2025 are subject to examinations by the tax authorities.

11.	FINANCIAL HIGHLIGHTS

The following are the financial highlights for three months ended March 31, 2026:

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	F-S Shares	F-I Shares	F-J Shares	E Shares
Per Share Data:
Net asset value at beginning of period	$30.54	$32.19	$32.44	$31.73	$31.36	$32.12	$32.43	$31.80	$33.60	$30.12	$32.07	$31.33	$33.57

Distributions declared (1)	(0.46)	(0.48)	(0.56)	(0.48)	(0.48)	(0.48)	(0.48)	(0.48)	(0.48)	(0.45)	(0.45)	(0.45)	(0.45)
Premium/(Discount) on issuance of shares	1.21	0.01	(0.23)	0.02	(0.05)	(0.06)	(0.04)	(0.04)	(0.22)	0.52	(0.31)	(0.06)	(0.12)
Service fees	(1.10)	-	-	(0.09)	0.03	0.01	-	0.01	-	(0.48)	-	(0.17)	-

Net investment income/(loss) (2)	(0.31)	(0.46)	(0.27)	(0.43)	(0.54)	(0.49)	(0.48)	(0.51)	-	(0.32)	(0.21)	(0.36)	0.02
Net realized and unrealized gain/(loss) (3)	0.99	1.10	1.02	1.08	1.10	1.10	1.10	1.10	1.10	1.02	0.97	1.05	1.09
Reallocation of unrealized gain/(loss)	0.93	(0.80)	(0.05)	(0.13)	(0.80)	(0.80)	(0.80)	(0.80)	(0.77)	0.53	0.01	(0.01)	(0.61)
Net increase/(decrease) in net assets resulting from operations	1.61	(0.16)	0.70	0.52	(0.24)	(0.19)	(0.18)	(0.21)	0.33	1.23	0.77	0.68	0.50

Net asset value at end of period	$31.80	$31.56	$32.35	$31.70	$30.62	$31.40	$31.73	$31.08	$33.23	$30.94	$32.08	$31.33	$33.50
Shares outstanding at end of period	503,216	401,494	71,385	698,805	100	100	100	100	40	759,798	400,558	3,970,498	453,080
Weighted average shares outstanding	383,327	401,014	59,523	662,502	100	100	100	100	40	634,847	313,767	3,659,537	420,695
Ratio/Supplemental Data:
Net assets at end of period	$16,004,763	$12,669,163	$2,309,661	$22,149,653	$3,062	$3,140	$3,173	$3,108	$1,329	$23,504,962	$12,850,624	$124,405,216	$15,176,348
Ratio to average net assets (4)(5)
Total expenses before expense support and after performance participation allocation	10.79%	12.60%	10.27%	12.23%	14.05%	13.04%	12.77%	13.44%	6.39%	11.13%	9.27%	11.39%	6.39%
Total expenses after expense support and after performance participation allocation	6.55%	8.74%	6.16%	8.29%	10.07%	9.16%	8.94%	9.52%	2.74%	7.01%	5.20%	7.45%	2.55%
Total expenses after expense support and before performance participation allocation	4.24%	3.66%	3.37%	3.93%	4.90%	4.13%	3.96%	4.44%	2.74%	4.22%	3.28%	3.84%	2.55%
Net investment loss (5)	-3.99%	-5.89%	-3.49%	-5.45%	-7.16%	-6.32%	-6.13%	-6.65%	0.00%	-4.17%	-2.65%	-4.62%	0.19%
Total return (6)	5.62%	-0.47%	1.45%	1.40%	-0.84%	-0.76%	-0.69%	-0.76%	0.32%	4.22%	1.43%	1.44%	1.13%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 8).
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Series II shares in relation to fluctuating market value for the portfolio.
(4)	Actual results may not be indicative of future results. Additionally, an individual shareholder's ratio may vary from the ratios presented for a share class as a whole.
(5)	The ratios were derived using the simple average net assets during the applicable period.
(6)	The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period. Amounts are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 6. The Series II performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Series II shares.

The financial highlights for period from the Funding Date to March 31, 2025 are not shown as Series II had not yet commenced investment operations.

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

In April 2026, Series II issued 1,072,371 Shares for total aggregate net consideration of $34,301,116. The offer and sale of such Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Series II acquired a further $16,900,000 of equity investments and $1,341,793 of debt investments from affiliates after March 31, 2026.

In addition, during April 2026, the line of credit expired on April 15, 2026 and Series II subsequently repaid the outstanding balance of $9,728,585 on its unsecured, uncommitted line of credit. All repayments were executed in accordance with the terms of the Credit Agreement.

There are no other events that require disclosure or adjustment to the unaudited consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of each Series and notes thereto appearing in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in the Annual Report.

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

We actively manage a dynamic Liquidity Portfolio to support our ongoing cash flow needs, to bridge capital deployment and to enhance our liquidity position. While the size of the Liquidity Portfolio may fluctuate from time to time due to factors such as new subscriptions, shareholder redemptions, portfolio distributions or asset dispositions, we generally seek to maintain the Liquidity Portfolio below 20% of our total assets. Adverse market and economic conditions may impact our sources of liquidity and, in turn, affect our operations. Investments in blind pools or publicly traded equity securities are not considered part of the Liquidity Portfolio and are therefore excluded from this 20% target.

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

Series II recorded $1,418,358 of revenues for the three months ended March 31, 2026, consisting of dividend income and interest income, of which $219,504 and $105,406, respectively, is attributable to investors in Series I through its investment in Series II. Income was received from realized dividends on our equity investments, interest received from credit investments, and interest from the Liquidity Portfolio.

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

The Manager earned $372,725 total Management Fees for the three months ended March 31, 2026, $92,687 of which is attributable to investors in Series I through its investment in Series II and $280,038 of which is attributable to investors in Series II.

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

“Total Return” with respect to any Shares for any period since the end of the prior Reference Period shall equal the sum of: (i) all distributions accrued or paid (without duplication) on such Investor Shares outstanding at the end of such period since the beginning of the then-current Reference Period; plus (ii) the change in NAV per Share of such Investor Shares since the beginning of the Reference Period before giving effect to (x) changes resulting solely from the proceeds of issuances of the Investor Shares, (y) any allocation/accrual to the Performance Participation Allocation and (z) applicable expenses for the Servicing Fee (including any payments made to the Company generally or the Series for payment of such expenses).

For the avoidance of doubt, the calculation of the Total Return will (i) include any appreciation or depreciation in the NAV per Share of Investor Shares issued during the then-current Reference Period, (ii) treat any withholding tax on distributions paid by or received by the Company generally or any Series as part of the distributions accrued or paid on Investor Shares, (iii) exclude the proceeds from the initial issuance of such Shares and (iv) exclude any taxes (whether paid, payable, accrued or otherwise) of any Intermediate Entities, and may be calculated without taking into account certain deferred tax liabilities of such Intermediate Entities, as determined in the good faith judgment of the Manager.

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

The Manager earned a Performance Participation Allocation of $1,668,011 for the three months ended March 31, 2026, $466,530 of which is attributable to investors in Series I through its investment in Series II and $1,201,481 of which is attributable to investors in Series II.

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

For the three months ended March 31, 2026, the Company incurred Servicing Fees of $227,554, consisting of $61,395 and $166,159 for Series I investors and Series II investors, respectively.

Administration

SS&C GIDS, Inc. serves as the administrator (the “Administrator”) and accounting agent. Pursuant to the administration agreement, the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator is entitled to receive a monthly fee relative to the monthly value of the Company’s net assets, subject to a minimum annual fee, plus out-of-pocket expenses. For the three months ended March 31, 2026, the Company incurred fees to Administrator of $295,658.

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

For the three months ended March 31, 2026, Series II did not incur Organizational and Offering Expenses. For the three months ended March 31, 2026, Series II amortized $441,226 of deferred offering expenses.

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

For the three months ended March 31, 2026, the Manager elected to provide Series II Expense Support of $2,017,077, of which $471,193 was attributable to investors in Series I through its investment in Series II.

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

Series II

Series II incurred Operating Expenses of $3,336,019, of which $777,821 is allocated to Series I through its investment in Series II, for the three months ended March 31, 2026. Series I further incurred its own Operating Expenses of $140,151, for the three months ended March 31, 2026.

Net Unrealized Gain (Loss)

Series II recorded $6,847,710 of net change in unrealized appreciation for the three months ended March 31, 2026. Of this amount, $1,541,341 is attributable to Series I for its investment in Series II. Net changes in unrealized appreciation were generated from positive changes in value of our Infrastructure Assets. A smaller portion of unrealized appreciation was generated from our Liquidity Portfolio holdings.

Hedging Activities

The Company may, at its discretion, exercise hedging transactions for risk management purposes, rather than market speculation. Hedging activities are governed by the Manager’s hedging policy.

The Company may enter into foreign exchange hedging arrangements to manage foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to reduce the valuation and/or income impact of adverse foreign exchange rate movement on its non-USD denominated Infrastructure Asset transactions. These hedging instruments are used to reduce the Company’s exposure to fluctuations in exchange rates that may impact the value of its investments and transactions. The fair value of such instruments is typically marked-to-market on a continuous basis, with changes in value recognized by the Company as unrealized gains or losses. Upon settlement or closure of the hedging position, the Company recognizes a realized gain or loss equal to the difference between the value at the inception of the hedge and the value at its conclusion.

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

Liquidity and Capital Resources

As of March 31, 2026, Series I and Series II had $6,818 and $4,476,420 in cash and cash equivalents, respectively, primarily the result from sales of our Shares.

In addition, Series II entered into the Credit Agreement with the Lender, a related party, under which the Lender may, at its discretion, provide short-term financing up to an aggregate amount of $60,000,000. During the three months ended March 31, 2026, the Company borrowed $22,420,955 and repaid $23,202,370, including principal and interest, resulting in an outstanding loan payable balance of $9,728,585 as of March 31, 2026, which is recorded as Loan Payable in the Consolidated Statement of Assets and Liabilities.

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

Our primary use of cash is (i) the acquisition of Infrastructure Assets, (ii) the cost of operations including the Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, and (iv) periodic redemptions, including under any share redemptions or tender offers, subject to quarterly offering of a redemption window.

Cash Flows

The following table summarizes the changes to our cash flows for the three months ended March 31, 2026:

	March 31, 2026 (Series I)	March 31, 2026 (Series II)
Net Cash flows provided by (used in):
Operating activities	$(17,703,416)	$(67,011,971)
Financing activities	$17,703,234	$69,210,420
Net increase/(decrease) in cash	$(182)	$2,198,449

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

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with U.S. GAAP. The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2026 that are expected to have a material impact on our financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

I Squared committed to invest at least $15,000,000, in the aggregate, across the Company and other associated vehicles managed by the Manager (the “Initial Capital Commitment”), including $7,500,000 in the Company. See “—Results of Operations” above for other contractual obligations and commitments with payments due subsequent to March 31, 2026.

Net Asset Value

We calculate NAV per share in accordance with valuation policies and procedures that have been approved by the Board. Our U.S. GAAP net asset value (“GAAP NAV”) is our NAV determined in accordance with U.S. GAAP. Our transactional NAV is calculated by adjusting our GAAP NAV as of the relevant valuation date for (i) the Excess Expenses paid by the Manager pursuant to the Expense Limitation Agreement will be recognized as a reduction to Transactional NAV in the month we reimburse the Manager for such costs, (ii) shareholder servicing fees, as applicable, are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued, (iii) the exclusion of tax liabilities of certain taxable subsidiaries through which we hold Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by us (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iv) for assets acquired or sold pursuant to seller provided financing and/or delayed payment terms, Transactional NAV shall only reflect the portion of the asset acquired or sold that has been paid for and shall not account for the portion of the asset that remains financed.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary risk exposures include potential changes in fair market value, interest rate risks, and liquidity risk. Subject to oversight by the Principal Committee (or a member thereof) and any committee of the Board or the Manager is responsible for the oversight of risks to our business.

Changes in Fair Market Value

We invest and will continue to invest, primarily, in privately held infrastructure assets where market prices may not be readily apparent. Any portfolio assets will be held at fair value as determined using a discounted cash flow, market comparable, and/or precedent transaction approach and in accordance with our valuation policy.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and the Series maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by the SEC and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

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

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see “Item 1A. Risk Factors” in the Annual Report. There have been no material changes to the risk factors previously disclosed in the Annual Report.

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

Date: May 15, 2026