Form 10-Q
period 2026-06-30
ISQ Open Infrastructure Co LLC
filed 2026-08-14
CIK 2059924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 1, 2026, the registrant had, with respect to Series I, 1,295,412 Class F-STE shares outstanding, 405,809 Class F-DTE shares outstanding, 164,393 Class F-ITE shares outstanding, 749,143 Class F-JTE shares outstanding, 110 Class STE shares outstanding, 110 Class DTE shares outstanding, 110 Class ITE shares outstanding, 112,047 Class JTE shares outstanding and 81 Class ETE shares outstanding, and, with respect to Series II, 2,331,292 Class F-S shares outstanding, 863,457 Class F-I shares outstanding, 4,251,130 Class F-J shares outstanding, 16,242 Class I shares outstanding, 284,384 Class J shares outstanding and 469,016 Class E shares outstanding. Shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

Part I. Financial Information Series I

Item 1. Financial Statements

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	December 31, 2025
Assets
Investment in ISQ Open Infrastructure Company LLC - Series II	$81,990,719	$35,601,783
Cash	6,743	7,000
Due from Manager - Expense Support	275,614	476,948
Distribution receivable from ISQ Open Infrastructure Company LLC - Series II	897,936	-
Deferred offering costs	57,732	173,197
Total Assets	83,228,744	36,258,928

Liabilities
Distribution payable	$897,753	$-
Professional fees payable	173,354	176,749
Organizational costs payable	107,151	268,457
Offering costs payable	62,043	221,784
Accounts payable & accrued expenses	999	-
Total Liabilities	$1,241,300	$666,990
Commitments and Contingencies (Note 5)
Net Assets	$81,987,444	$35,591,938

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Assets and Liabilities (Unaudited) – continued

	June 30, 2026	December 31, 2025
Net Asset Value Per Share
F-STE Shares
Net Assets	$38,019,759	$3,235,263
Shares outstanding	1,225,853	107,654
Net asset value per share	$31.01	$30.05
F-DTE Shares
Net Assets	$12,795,774	$12,853,300
Shares outstanding	405,809	400,110
Net asset value per share	$31.53	$32.12
F-ITE Shares
Net Assets	$4,967,794	$1,319,365
Shares outstanding	154,274	41,020
Net asset value per share	$32.20	$32.16
F-JTE Shares
Net Assets	$23,473,964	$18,167,268
Shares outstanding	749,143	578,956
Net asset value per share	$31.33	$31.38
STE Shares
Net Assets	$3,385	$3,462
Shares outstanding	110	110
Net asset value per share	$30.77	$31.47
DTE Shares
Net Assets	$3,460	$3,537
Shares outstanding	110	110
Net asset value per share	$31.45	$32.15
ITE Shares
Net Assets	$3,492	$3,568
Shares outstanding	110	110
Net asset value per share	$31.75	$32.44
JTE Shares
Net Assets	$2,717,147	$3,506
Shares outstanding	86,453	110
Net asset value per share	$31.43	$31.87
ETE Shares
Net Assets	$2,669	$2,669
Shares outstanding	81	80
Net asset value per share	$32.95	$33.36

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II
Dividend income	$237,877	-
Interest income (net of tax withholding of $5,773 and $0, respectively)	187,556	-
Professional fees	(557,960)	-
Interest and loan related fees	(175,546)	-
Management fees	(149,353)	-
Amortization of deferred offering costs	(112,286)	-
Broken deal expenses	(104,255)	-
Travel and entertainment expenses	(99,715)	-
Other expenses	(30,573)	-
Performance participation allocation	(23,598)	-
Servicing fees	(19,558)	-
Expenses	-	(695,019)
Total Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(847,411)	(695,019)
Less: Expense Support from Manager	(606,333)	(695,019)
Net Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(241,078)	-

Expenses
Professional fees	$85,235	25,719
Amortization of deferred offering costs	57,732	-
Organizational costs	-	65,708
Total Expenses	142,967	91,427
Less: Expense Support from Manager	(100,173)	(91,427)
Net Expenses	42,794	-

Net Investment Income (Loss)	(283,872)	-

Net Realized and Unrealized Gain (Loss) on Investments
Net Change in Unrealized Gain (Loss) on investment allocated from ISQ Open Infrastructure Company LLC - Series II (net of deferred taxes of $275,549 and $0, and current taxes of $24,922 and $0, respectively)	1,296,861	-
Net Change in Unrealized Gain (Loss) on derivative investments allocated from ISQ Open Infrastructure Company LLC - Series II	(27,153)	-
Net Change in Unrealized Gain (Loss) on foreign currency translation allocated from ISQ Open Infrastructure Company LLC - Series II	158	-
Net Realized and Unrealized Gain (Loss) on Investments	1,269,866	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$985,994	-

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Operations (Unaudited) – continued

	For the six months ended June 30, 2026	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II
Dividend income	$457,381	-
Interest income (net of tax withholding of $13,124 and $0, respectively)	292,962	-
Professional fees	(982,589)	-
Performance participation allocation	(490,127)	-
Interest and loan related fees	(385,859)	-
Management fees	(242,040)	-
Amortization of deferred offering costs	(215,266)	-
Broken deal expenses	(137,054)	-
Travel and entertainment expenses	(101,122)	-
Servicing fees	(80,953)	-
Other expenses	(36,265)	-
Expenses	-	(1,762,258)
Total Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(1,920,932)	(1,762,258)
Less: Expense Support from Manager	(1,077,526)	(1,762,258)
Net Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(843,406)	-

Expenses
Professional fees	$167,578	25,719
Amortization of deferred offering costs	115,465	-
Other expenses	75	-
Organizational costs	-	196,564
Total Expenses	283,118	222,283
Less: Expense Support from Manager	(198,020)	(222,283)
Net Expenses	85,098	-

Net Investment Income (Loss)	(928,504)	-

Net Realized and Unrealized Gain (Loss) on Investments
Net Change in Unrealized Gain (Loss) on investment allocated from ISQ Open Infrastructure Company LLC - Series II (net of deferred taxes of $617,780 and $0, and current taxes of $27,349 and $0, respectively)	2,818,202	-
Net Change in Unrealized Gain (Loss) on derivative investments allocated from ISQ Open Infrastructure Company LLC - Series II	(6,335)	-
Net Change in Unrealized Gain (Loss) on foreign currency translation allocated from ISQ Open Infrastructure Company LLC - Series II	(661)	-
Net Realized and Unrealized Gain (Loss) on Investments	2,811,206	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,882,702	-

 See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	Total Shareholders’ Equity (Net Assets)
Balance at March 31, 2026	$16,000,979	$12,644,572	$2,314,163	$22,156,259	$3,387	$3,464	$3,497	$3,432	$2,651	$53,132,404
Consideration from the issuance of shares	22,581,250	-	2,626,375	1,071,625	-	-	-	2,797,000	-	29,076,250
Reinvestment of distributions	100,791	136,454	23,177	227,302	-	-	-	-	27	487,751
Distributions (Note 4)	(419,732)	(138,949)	(52,824)	(256,507)	(38)	(38)	(38)	(29,601)	(28)	(897,755)
Net increase (decrease) in net assets resulting from capital activity	22,262,309	(2,495)	2,596,728	1,042,420	(38)	(38)	(38)	2,767,399	(1)	28,666,246
Net investment loss	(95,534)	(67,292)	1,551	(116,823)	(22)	(21)	(21)	(5,705)	(5)	(283,872)
Net change in unrealized appreciation (depreciation)	588,322	217,711	55,352	402,356	54	54	54	5,939	24	1,269,866
Net increase (decrease) in net assets resulting from operations	492,788	150,419	56,903	285,533	32	33	33	234	19	985,994
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	(736,317)	3,278	-	(10,248)	4	1	-	(53,918)	-	(797,200)
Balance at June 30, 2026	$38,019,759	$12,795,774	$4,967,794	$23,473,964	$3,385	$3,460	$3,492	$2,717,147	$2,669	$81,987,444

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	Total Shareholders’ Equity (Net Assets)
Balance at December 31, 2025	$3,235,263	$12,853,300	$1,319,365	$18,167,268	$3,462	$3,537	$3,568	$3,506	$2,669	$35,591,938
Consideration from the issuance of shares	35,361,933	-	3,606,375	5,041,125	-	-	-	2,797,000	-	46,806,433
Reinvestment of distributions	113,791	180,454	28,661	293,926	-	-	-	-	36	616,868
Distributions (Note 4)	(631,210)	(319,452)	(83,260)	(567,969)	(87)	(87)	(87)	(29,651)	(64)	(1,631,867)
Net increase (decrease) in net assets resulting from capital activity	34,844,514	(138,998)	3,551,776	4,767,082	(87)	(87)	(87)	2,767,349	(28)	45,791,434
Net investment loss	(226,262)	(262,258)	(16,382)	(417,607)	(80)	(75)	(72)	(5,760)	(8)	(928,504)
Net change in unrealized appreciation (depreciation)	966,874	658,147	116,226	1,118,164	163	163	163	6,049	67	2,866,016
Reallocation of unrealized gain (loss)	356,072	(319,548)	(3,191)	(87,792)	(80)	(80)	(80)	(80)	(31)	(54,810)
Net increase (decrease) in net assets resulting from operations	1,096,684	76,341	96,653	612,765	3	8	11	209	28	1,882,702
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	(1,156,702)	5,131	-	(73,151)	7	2	-	(53,917)	-	(1,278,630)
Balance at June 30, 2026	$38,019,759	$12,795,774	$4,967,794	$23,473,964	$3,385	$3,460	$3,492	$2,717,147	$2,669	$81,987,444

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

Total Shareholders’ Equity (Net Assets)
Balance at March 31, 2025	$2,000
Consideration from the issuance of shares	-
Distributions declared	-
Net increase (decrease) in net assets resulting from capital activity	-
Net investment loss	-
Net change in unrealized appreciation (depreciation)	-
Net increase (decrease) in net assets resulting from operations	-
Accrued service fees
Balance at June 30, 2025	$2,000

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	Total Shareholders’ Equity (Net Assets)
Balance at March 28, 2025 (Funding Date)	$-
Consideration from the issuance of shares	2,000	(1)
Net increase (decrease) in net assets resulting from capital activity	2,000
Net investment loss	-
Net change in unrealized appreciation (depreciation)	-
Net increase (decrease) in net assets resulting from operations	-
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	-
Balance at June 30, 2025	$2,000

(1)	Capital activity relates to ETE Shares.

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30, 2026	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,882,702	-
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net purchase of limited liability company interests in ISQ Open Infrastructure Company LLC – Series II	(45,699,767)	(1,000)
Net investment income and expenses allocated from ISQ Open Infrastructure Company LLC – Series II	843,406	-
Net change in unrealized gain (loss) on investment allocated from ISQ Open Infrastructure Company LLC – Series II	(2,811,206)	-
Net (increase) decrease in operating assets:
Due from Manager - Expense Support	201,334	(222,283)
Distribution receivable from ISQ Open Infrastructure Company LLC - Series II	(897,936)	-
Deferred offering costs	115,465	-
Net increase (decrease) in operating liabilities:
Accounts payable & accrued expenses	999	-
Professional fees payable	(3,395)	25,719
Offering costs payable	(159,741)
Organizational costs payable	(161,306)	196,564
Net cash used in operating activities	(46,689,445)	(1,000)

Cash flows from financing activities
Capital contributions	46,806,433	2,000
Distributions paid in cash, net of distribution payable and reinvestment of distributions	(117,245)	-
Net cash provided by financing activities	46,689,188	2,000

Net increase (decrease) in cash	(257)	1,000
Cash, beginning of period	7,000	-
Cash, end of period	$6,743	1,000

Supplemental disclosure of non-cash financing activities
Reinvestment of distributions	$616,868	$-

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

Each of Series I and Series II will remain in existence until its certificate of registered series has been cancelled in the manner required by the LLC Act following Series I’s or Series II’s, as applicable, dissolution and the completion of the winding up of such Series in accordance with the Fourth Amended and Restated Limited Liability Company Agreement of the Company (the “LLC Agreement”), the applicable series agreement and Delaware law. On August 11, 2026, the LLC Agreement was amended and restated. See “—Subsequent Events” for additional information.

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

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and benefits from I Squared’s infrastructure sourcing and portfolio management platform pursuant to a management agreement (the “Management Agreement”), entered into with ISQ OpenInfra Registered Advisor LLC (the “Manager”), an affiliate of I Squared, on September 2, 2025, to support the Company in managing its portfolio of Infrastructure Assets. On August 11, 2026, the Company entered into the Amended and Restated Management Agreement with the Manager. See “—Subsequent Events” for additional information.

In pursuing its investment objective, Series I invests substantially all of its assets in Series II. The portfolio of Series I typically consists solely of Series II shares. Therefore, Series I’s investment results correspond directly to the investment results of Series II. Series II has the same business objective and strategy as Series I. For convenience of the reader, references to Series II’s investments also refer to Series I’s investments (and vice versa), and references to the risks of investing in Series II also refer to the risks of investing in Series I (and vice versa), except as otherwise provided. Series I and Series II are part of a master-feeder fund structure. The feeder fund, Series I, invests substantially all of its assets in the master fund, Series II, through the Blocker (as defined below).

On March 28, 2025 (the “Funding Date”), I Squared contributed $2,000 to Series I. Series I contributed $1,000 to Series II through a blocker, ISQ Open Infrastructure Holdings, L.P. (the “Blocker”), domiciled in the Cayman Islands and Series I and Series II commenced operations. The Blocker is wholly-owned by Series I and has therefore been consolidated. I Squared’s initial contribution to Series I was subsequently converted into Class ETE shares on September 30, 2025.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting— The unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars. The Company’s fiscal year end is December 31. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with U.S. GAAP.

Series I’s unaudited consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Series I and Series II qualify as investment companies solely for accounting purposes and not for any other purpose. Series I and Series II are not registered, and are not required to be registered, as investment companies under the Investment Company Act. Series I and Series II follow the significant accounting policies described below.

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

Basis of Consolidation— As provided under Regulation S-X and ASC 946, the Company generally does not consolidate its investments in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to Series I. Accordingly, Series I consolidated the financial position and results of operations of its wholly-owned subsidiary, the Blocker. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and money market funds with financial institutions with maturities of three months or fewer at the time of acquisition. As of June 30, 2026 and December 31, 2025, Series I held cash of $6,743 and $7,000, respectively.

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

Distribution Fees and Servicing Fees— Series I invests in Series II. As a result, holders of any class of Series I Shares indirectly bear their proportional share of the Distribution and Servicing fees that are charged at the Series II level. These fees are not charged again at the Series I level, but Series I’s share of such fees is allocated to it through its investment in Series II, as further described in the LLC Agreement.

Investments, At Fair Value— The investment valuation policy of Series I is to value its financial instruments at fair value. Series I records its investment in Series II at fair value based on its proportionate interest in the net assets of Series II. Valuation of assets held by Series II is discussed in Note 2 of the notes to Series II unaudited consolidated financial statements.

Investment in Series II— On a monthly basis Series I records its proportionate share of the income, expenses, realized gains and losses and change in unrealized gains and losses of Series II. In addition, Series I accrues its own income and expenses. As of June 30, 2026 and December 31, 2025, Series I owned 25.1% and 22.5% of the net assets of Series II, respectively. The performance of Series I is directly impacted by the performance of Series II. The notes to Series II unaudited consolidated financial statements are attached to Series I unaudited consolidated financial statements and are an integral part of these unaudited consolidated financial statements.

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

New Accounting Standards— In November 2024, FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require additional disclosures about specific types of expenses commonly presented on the statement of operations as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this change will have on the Company’s consolidated financial statements.

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

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, pursuant to which the Manager agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary through and including June 30, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager is permitted to recapture a Specified Expense in the same year it is incurred. This arrangement terminated on June 30, 2026. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and each Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquires its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

The Manager agreed to reimburse expenses of $198,020, and $642,214 incurred by the Company for the six months ended June 30, 2026, and for the period from the Funding Date to December 31, 2025, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period. As of June 30, 2026 and December 31, 2025, the Company recorded $275,614 and $476,948, respectively, as Due from Manager.

The Manager believes that it is not probable for Series I to be required to reimburse the expenses waived by the Manager.

For the Period Ended:	Amount	Last Expiration Date
December 31, 2025	$642,214	December 31, 2030
March 31, 2026	97,847	March 31, 2031
June 30, 2026	100,173	June 30, 2031
Total	$840,234

Excluded from the amounts above are $606,333, $1,077,526 and $1,287,838 of Expense Support from Manager for the three and six months ended June 30, 2026 and for the period from the Funding Date to December 31, 2025, respectively. These amounts represent Series I’s proportionate share of reimbursements that are allocated to it through its investment in Series II and included within the Unaudited Consolidated Statements of Operations within the net investment income and expenses allocated from Series II.

Organizational Expenses and Offering Expenses

Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series I and enable it legally to do business. Organizational expenses are paid by the Manager, subject to potential recoupment. For the three and six months ended June 30, 2025, Series I incurred organizational expenses of $656,241 and $1,854,336, respectively, related to legal, accounting, regulatory filings, and other out-of-pocket costs associated with the formation of Series I and its intermediate entities. The amounts for the three and six months ended June 30, 2025 were previously included in expenses on the Unaudited Consolidated Statements of Operations for the three months ended June 30, 2025 and for the period from March 28, 2025 to June 30, 2025. Certain of these organizational expenses were initially paid by the Manager on behalf of Series I. For the three and six months ended June 30, 2026, Series I did not incur organizational expenses associated with the formation of Series I and its intermediate entities.

Pursuant to the Company’s governing documents, the Company reimburses the Manager for organizational expenses incurred prior to the commencement of operations, subject to the terms of the Expense Limitation Agreement.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the six months ended June 30, 2026, Series I did not incur any offering expenses. For the period from the Funding Date to June 30, 2025, Series I incurred $196,119 in offering expenses. For the three and six months ended June 30, 2026, Series I amortized $57,732 and $115,465 of deferred offering expenses, respectively.

4.	SHAREHOLDERS’ EQUITY

Unregistered Sales of Equity Securities

The following tables show a summary of the Shares issued and redeemed for the three and six months ended June 30, 2026:

	Shares Outstanding as of March 31, 2026	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2026
F-STE Shares	517,755	704,968	-	3,130	-	-	1,225,853
F-DTE Shares	401,563	-	-	4,246	-	-	405,809
F-ITE Shares	72,324	81,232	-	718	-	-	154,274
F-JTE Shares	708,472	33,609	-	7,062	-	-	749,143
STE Shares	110	-	-	-	-	-	110
DTE Shares	110	-	-	-	-	-	110
ITE Shares	110	-	-	-	-	-	110
JTE Shares	110	86,343	-	-	-	-	86,453
ETE Shares	80	-	-	1	-	-	81

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2026
F-STE Shares	107,654	1,114,640	-	3,559	-	-	1,225,853
F-DTE Shares	400,110	-	-	5,699	-	-	405,809
F-ITE Shares	41,020	112,355	-	899	-	-	154,274
F-JTE Shares	578,956	160,929	-	9,258	-	-	749,143
STE Shares	110	-	-	-	-	-	110
DTE Shares	110	-	-	-	-	-	110
ITE Shares	110	-	-	-	-	-	110
JTE Shares	110	86,343	-	-	-	-	86,453
ETE Shares	80	-	-	1	-	-	81

For the six months ended June 30, 2026, Series I issued such Shares for an aggregate consideration of $46,806,433. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

The following tables show a summary of the Shares issued and redeemed for the three months ended June 30, 2025, and during the period from the Funding Date to June 30, 2025:

	Shares Outstanding as of March 31, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2025
F-STE Shares	-	-	-	-	-	-	-
F-DTE Shares	-	-	-	-	-	-	-
F-ITE Shares	-	-	-	-	-	-	-
F-JTE Shares	-	-	-	-	-	-	-
STE Shares	-	-	-	-	-	-	-
DTE Shares	-	-	-	-	-	-	-
ITE Shares	-	-	-	-	-	-	-
JTE Shares	-	-	-	-	-	-	-
ETE Shares	80	-	-	-	-	-	80

	Shares Outstanding at Formation	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2025
F-STE Shares	-	-	-	-	-	-	-
F-DTE Shares	-	-	-	-	-	-	-
F-ITE Shares	-	-	-	-	-	-	-
F-JTE Shares	-	-	-	-	-	-	-
STE Shares	-	-	-	-	-	-	-
DTE Shares	-	-	-	-	-	-	-
ITE Shares	-	-	-	-	-	-	-
JTE Shares	-	-	-	-	-	-	-
ETE Shares	-	80	-	-	-	-	80

For the period from the Funding Date to June 30, 2025, Series I issued such Shares for an aggregate consideration of $2,000. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

Beginning with the end of the first full calendar quarter in which the Shares were sold to non-affiliates of I Squared, Series I seeks to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I will pay quarterly distributions consistently and at a specific rate, or at all. No distributions were declared for the period from the Funding Date to June 30, 2025. For the six months ended June 30, 2026, Series I made the following distributions:

January 30, 2026

Class	Net Distribution Per Share
F-STE Shares	$0.1100
F-DTE Shares	$0.1100
F-ITE Shares	$0.1100
F-JTE Shares	$0.1100
STE Shares	$0.1100
DTE Shares	$0.1100
ITE Shares	$0.1100
JTE Shares	$0.1100
ETE Shares	$0.1100

March 31, 2026

Class	Net Distribution Per Share
F-STE Shares	$0.3399
F-DTE Shares	$0.3399
F-ITE Shares	$0.3399
F-JTE Shares	$0.3399
STE Shares	$0.3399
DTE Shares	$0.3399
ITE Shares	$0.3399
JTE Shares	$0.3399
ETE Shares	$0.3399

June 30, 2026

Class	Net Distribution Per Share
F-STE Shares	$0.3424
F-DTE Shares	$0.3424
F-ITE Shares	$0.3424
F-JTE Shares	$0.3424
STE Shares	$0.3424
DTE Shares	$0.3424
ITE Shares	$0.3424
JTE Shares	$0.3424
ETE Shares	$0.3424

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders are automatically reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested is determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Company’s or a Series’ NAV per share as of the end of the prior month. Shares are distributed in proportion to Series and types of Shares held by the shareholder under the DRIP. There is no sales load charge on Shares issued to a shareholder under the DRIP.

For the three and six months ended June 30, 2026, Series I issued the below Shares under the DRIP. For the three and six months ended June 30, 2025, Series I did not issue any Shares under the DRIP.

Class	Shares Reinvested	Dollars Reinvested
F-STE Shares	3,130	$100,791
F-DTE Shares	4,246	$136,454
F-ITE Shares	718	$23,176
F-JTE Shares	7,062	$227,303
STE Shares	-	$-
DTE Shares	-	$-
ITE Shares	-	$-
JTE Shares	-	$-
ETE Shares	1	$27
Total	15,157	487,751

Class	Shares Reinvested	Dollars Reinvested
F-STE Shares	3,559	$113,791
F-DTE Shares	5,699	$180,454
F-ITE Shares	899	$28,661
F-JTE Shares	9,258	$293,926
STE Shares	-	$-
DTE Shares	-	$-
ITE Shares	-	$-
JTE Shares	-	$-
ETE Shares	1	$36
Total	19,416	616,868

Share Redemption Program

Series I offers a share redemption program pursuant to which, on a quarterly basis, shareholders may request that the Company redeem all or any portion of their Shares. Series I may redeem fewer Shares than have been requested in any particular quarter to be redeemed under Series I’s share redemption program, or none at all, in the discretion of the board of directors (the “Board”) at any time. The Company expects that Series I will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Per our share redemption program, requests for redemption are subject to an early redemption fee (the “Early Redemption Fee”) of 5% of the NAV of the Shares redeemed from a Shareholder if Shares are redeemed within 24 months of the original issue date of such Shares. Any Early Redemption Fee benefits Series I. Aggregate NAV is reflective of Series I NAV which consists of all the underlying assets of Series II. For both the six months ended June 30, 2026 and for the period from the Funding Date to June 30, 2025, Series I did not redeem any Shares under the share redemption program.

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

6.	FINANCIAL HIGHLIGHTS

The following are the financial highlights for the six months ended June 30, 2026:

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares
Per Share Data:
Net asset value at beginning of period	$30.05	$32.12	$32.16	$31.38	$31.47	$32.15	$32.44	$31.87	$33.36

Premium/(Discount) on issuance of shares	1.84	0.00	(0.24)	(0.03)	0.00	(0.01)	(0.01)	3.34	0.05
Distributions declared (1)	(0.79)	(0.79)	(0.79)	(0.79)	(0.79)	(0.79)	(0.79)	(0.79)	(0.79)
Service fees	(1.51)	0.01	-	(0.10)	0.06	0.02	-	(3.01)	-

Net investment income (2)	(0.30)	(0.65)	(0.18)	(0.59)	(0.72)	(0.67)	(0.65)	(0.32)	(0.11)
Net realized and unrealized gain/(loss) (3)	1.26	1.63	1.29	1.58	1.48	1.48	1.49	0.34	0.83
Reallocation of unrealized gain/(loss)	0.46	(0.79)	(0.04)	(0.12)	(0.73)	(0.73)	(0.73)	-	(0.39)
Net increase (decrease) in net assets resulting from operations	1.42	0.19	1.07	0.87	0.03	0.08	0.11	0.02	0.33

Net asset value at end of period	$31.01	$31.53	$32.20	$31.33	$30.77	$31.45	$31.75	$31.43	$32.95
Shares outstanding at end of period	1,225,853	405,809	154,274	749,143	110	110	110	86,453	81
Weighted average shares outstanding	766,822	402,745	89,811	709,456	110	110	110	17,884	80
Ratio/Supplemental Data:
Net assets at end of period	$38,019,759	$12,795,774	$4,967,794	$23,473,964	$3,385	$3,460	$3,492	$2,717,147	$2,669
Ratio to average net assets (4)(5)
Total expenses before expense support	8.27%	10.79%	7.76%	10.43%	10.87%	10.33%	10.12%	10.14%	3.93%
Total expenses after expense support	4.22%	6.64%	3.65%	6.25%	7.01%	6.56%	6.38%	5.75%	1.89%
Net investment loss (5)	-1.90%	-4.16%	-1.15%	-3.78%	-4.69%	-4.30%	-4.14%	-2.05%	-0.68%
Total return (6)	5.83%	0.63%	2.59%	2.37%	0.29%	0.29%	0.32%	1.11%	1.15%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 4).
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Series I shares in relation to fluctuating market value for the portfolio.
(4)	Actual results may not be indicative of future results. Additionally, an individual shareholder's ratio may vary from the ratios presented for a share class as a whole.
(5)	The ratios were derived using the simple average net assets during the applicable period.
(6)	The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Series I performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Series I shares.

The financial highlights for the period from the Funding Date to June 30, 2025 are not shown as Series I had not yet commenced investment operations.

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

In July 2026, Series I issued 105,273 Shares for total aggregate net consideration of $3,372,000. The offer and sale of such Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Fifth Amended and Restated Limited Liability Company Agreement

On August 11, 2026, by a written consent, ISQ Holdings, LLC, as Series I controlling shareholder, and the Blocker, as the Series II controlling shareholder, approved the Fifth Amended and Restated Limited Liability Company Agreement (the “Fifth A&R LLCA”). On August 11, 2026, the Fifth A&R LLCA was executed, which amended and restated the Company’s Fourth Amended and Restated Limited Liability Company Agreement, dated as of August 11, 2025.

The amendment and restatement effects certain changes, including, among other things (i) modifying the indemnification provisions, (ii) revising the conflicts of interest provisions, (iii) replacing the subjective good faith standard of conduct with an objective standard of reasonableness, and (iv) requiring the approval of a majority of shareholders to approve certain amendments.

Management Agreement

On August 11, 2026, the Company entered into the Amended and Restated Management Agreement (the “A&R Management Agreement”) with the Manager. The Manager is an affiliate of I Squared and the Company. On August 11, 2026, the A&R Management Agreement was executed, which amended and restated the Company’s Management Agreement, dated as of September 2, 2025.

The amendment and restatement effects certain changes, including, among other things, expanding the definition of “Cause Event” to broaden the scenarios under which the Company may terminate the A&R Management Agreement without payment of a termination fee to the Manager.

There are no other events that require disclosure or adjustment to the unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	December 31, 2025
Assets
Investments at fair value (Cost $274,061,878 and $139,937,414, respectively)	$331,896,186	$183,179,945
Cash and cash equivalents	23,747,560	2,277,971
Due from Manager - Expense Support	1,667,568	4,360,335
Deferred financing costs	826,837	-
Deferred offering costs	441,226	1,323,678
Prepaid expenses and other assets	184,827	158,043
Prepaid income tax	6,769	-
Total Assets	358,770,973	191,299,972

Liabilities
Deferred tax liability	$11,288,835	$8,733,421
Servicing fees payable	6,472,261	2,961,570
Performance participation allocation payable	5,127,824	3,415,609
Distribution payable	3,565,634	-
Professional fees payable	2,805,758	164,062
Organizational costs payable	790,379	2,559,348
Promissory Notes (net of debt issuance costs of $136,150 and $167,226, respectively)	721,850	690,774
Management fees payable	556,484	212,689
Offering costs payable	478,177	1,734,837
Accounts payable & accrued expenses	288,591	465,045
Interest payable	190,821	1,694,183
Current income tax payable	39,016	-
Derivative liabilities at fair value	24,605	-
Loan payable	-	10,510,000
Total Liabilities	$32,350,235	$33,141,538
Commitments and Contingencies (Note 9)
Net Assets	$326,420,738	$158,158,434

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Assets and Liabilities (Unaudited) - continued

	June 30, 2026	December 31, 2025
Net Asset Value Per Share
F-STE Shares
Net Assets	$38,018,838	$3,231,299
Shares outstanding	1,191,472	105,792
Net asset value per share	$31.91	$30.54
F-DTE Shares
Net Assets	$12,817,846	$12,878,001
Shares outstanding	405,755	400,100
Net asset value per share	$31.59	$32.19
F-ITE Shares
Net Assets	$4,963,116	$1,319,688
Shares outstanding	152,528	40,677
Net asset value per share	$32.54	$32.44
F-JTE Shares
Net Assets	$23,462,815	$18,158,680
Shares outstanding	738,981	572,307
Net asset value per share	$31.75	$31.73
STE Shares
Net Assets	$3,060	$3,136
Shares outstanding	100	100
Net asset value per share	$30.60	$31.36
DTE Shares
Net Assets	$3,136	$3,212
Shares outstanding	100	100
Net asset value per share	$31.36	$32.12
ITE Shares
Net Assets	$3,168	$3,243
Shares outstanding	100	100
Net asset value per share	$31.68	$32.43
JTE Shares
Net Assets	$2,717,390	$3,180
Shares outstanding	86,651	100
Net asset value per share	$31.36	$31.80
ETE Shares
Net Assets	$1,350	$1,344
Shares outstanding	41	40
Net asset value per share	$32.93	$33.60
F-S Shares
Net Assets	$63,342,664	$13,513,460
Shares outstanding	2,036,534	448,694
Net asset value per share	$31.10	$30.12
F-I Shares
Net Assets	$26,926,148	$6,660,049
Shares outstanding	834,780	207,668
Net asset value per share	$32.26	$32.07

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Assets and Liabilities (Unaudited) - continued

	June 30, 2026	December 31, 2025
F-J Shares
Net Assets	$133,569,315	$89,697,782
Shares outstanding	4,252,997	2,862,789
Net asset value per share	$31.41	$31.33
I Shares
Net Assets	$320,702	$-
Shares outstanding	13,000	-
Net asset value per share	$24.67	$-
J Shares
Net Assets	$4,555,475	$-
Shares outstanding	187,442	-
Net asset value per share	$24.30	$-
E Shares
Net Assets	$15,715,715	$12,685,360
Shares outstanding	466,420	377,933
Net asset value per share	$33.69	$33.57

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Income
Dividend income	$944,193	-
Interest income (net of tax withholding of $22,915 and $0, respectively)	736,470	-
Total Income	1,680,663	-

Expenses
Professional fees	$2,195,458	104,486
Interest and loan related fees	694,558	-
Management fees	556,484	-
Amortization of deferred offering costs	441,226	-
Broken deal expenses	412,002	-
Travel and entertainment expenses	395,791	-
Other expenses	120,794	-
Servicing fees	68,228	-
Performance participation allocation	44,204	-
Organizational costs	-	590,533
Total Expenses	4,928,745	695,019
Less: Expense Support from Manager	(2,392,865)	(695,019)
Net Expenses	2,535,880	-

Net Investment Income (Loss)	(855,217)	-

Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments (net of deferred taxes of $1,083,315 and $0, and current taxes of $99,309 and $0, respectively)	5,095,016	-
Net change in unrealized gain (loss) on derivative investments	(123,622)	-
Net change in unrealized gain (loss) on foreign currency translation	639	-
Net Realized and Unrealized Gain (Loss) on Investments	4,972,033	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,116,816	-

See notes to unaudited consolidated financial statements

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Operations (Unaudited) - continued

	For the six months ended June 30, 2026	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Income
Dividend income	1,888,386	$-
Interest income (net of tax withholding of $54,535 and $0, respectively)	1,210,635	-
Total Income	3,099,021	-

Expenses
Professional fees	4,016,110	$104,486
Performance participation allocation	1,712,216	-
Interest and loan related fees	1,597,024	-
Management fees	929,209	-
Amortization of deferred offering costs	882,452	-
Broken deal expenses	553,255	-
Travel and entertainment expenses	401,842	-
Servicing fees	295,782	-
Other expenses	145,164	-
Organizational costs	-	1,657,772
Total Expenses	10,533,054	1,762,258
Less: Expense Support from Manager	(4,409,942)	(1,762,258)
Net Expenses	6,123,112	-

Net Investment Income (Loss)	(3,024,091)	-
Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments (net of deferred taxes of $2,555,414 and $0, and current taxes of $189,018 and $0, respectively)	11,847,346	-
Net change in unrealized gain (loss) on derivative investments	(24,605)	-
Net change in unrealized gain (loss) on foreign currency translation	(2,997)	-
Net Realized and Unrealized Gain (Loss) on Investments	11,819,744	-

Net Increase (Decrease) in Net Assets Resulting from Operations	8,795,653	$-

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	F-S Shares	F-I Shares	F-J Shares	I Shares	J Shares	E Shares	Total Shareholders’ Equity (Net Assets)
Balance at March 31, 2026	$16,004,763	$12,669,163	$2,309,661	$22,149,653	$3,062	$3,140	$3,173	$3,108	$1,329	$23,504,962	$12,850,624	$124,405,216	$-	$-	$15,176,348	$229,084,202
Consideration from the issuance of shares	22,581,250	-	2,626,375	1,071,625	-	-	-	2,797,000	-	40,975,057	13,908,896	8,023,000	325,000	4,696,750	306,500	97,311,453
Reinvestment of distributions	100,791	136,454	23,177	227,302	-	-	-	-	27	136,805	71,888	1,005,293	-	-	144,586	1,846,323
Distributions declared (Note 8)	(444,345)	(148,523)	(55,092)	(274,207)	(40)	(40)	(40)	(29,604)	(29)	(697,309)	(285,829)	(1,456,226)	(4,451)	(64,180)	(159,706)	(3,619,621)
Net increase (decrease) in net assets resulting from capital activity	22,237,696	(12,069)	2,594,460	1,024,720	(40)	(40)	(40)	2,767,396	(2)	40,414,553	13,694,955	7,572,067	320,549	4,632,570	291,380	95,538,155
Net investment gain (loss)	(75,625)	(60,238)	3,643	(103,665)	(20)	(19)	(19)	(5,135)	(1)	29,173	(21,896)	(605,349)	8	(3,871)	(12,203)	(855,217)
Net change in unrealized appreciation (depreciation)	588,321	217,712	55,352	402,355	54	54	54	5,939	24	730,235	402,465	2,291,867	145	17,266	260,190	4,972,033
Net increase (decrease) in net assets resulting from operations	512,696	157,474	58,995	298,690	34	35	35	804	23	759,408	380,569	1,686,518	153	13,395	247,987	4,116,816
Accrued service fees	(736,317)	3,278	-	(10,248)	4	1	-	(53,918)	-	(1,336,259)	-	(94,486)	-	(90,490)	-	(2,318,435)
Balance at June 30, 2026	$38,018,838	$12,817,846	$4,963,116	$23,462,815	$3,060	$3,136	$3,168	$2,717,390	$1,350	$63,342,664	$26,926,148	$133,569,315	$320,702	$4,555,475	$15,715,715	$326,420,738

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	F-S Shares	F-I Shares	F-J Shares	I Shares	J Shares	E Shares	Total Shareholders’ Equity (Net Assets)
Balance at December 31, 2025	$3,231,299	$12,878,001	$1,319,688	$18,158,680	$3,136	$3,212	$3,243	$3,180	$1,344	$13,513,460	$6,660,049	$89,697,782	$-	$-	$12,685,360	$158,158,434
Consideration from the issuance of shares	35,361,933	-	3,606,375	5,041,125	-	-	-	2,797,000	-	50,768,526	20,007,206	42,282,058	325,000	4,696,750	2,744,000	167,629,973
Reinvestment of distributions	113,791	180,454	28,661	293,926	-	-	-	-	36	168,998	86,810	1,286,220	-	-	186,660	2,345,556
Distributions declared (Note 8)	(658,611)	(340,341)	(92,112)	(602,472)	(92)	(92)	(92)	(29,656)	(66)	(1,012,393)	(450,688)	(3,176,584)	(4,451)	(64,180)	(357,252)	(6,789,082)
Net increase (decrease) in net assets resulting from capital activity	34,817,113	(159,887)	3,542,924	4,732,579	(92)	(92)	(92)	2,767,344	(30)	49,925,131	19,643,328	40,391,694	320,549	4,632,570	2,573,408	163,186,447
Net investment gain (loss)	(195,817)	(244,000)	(12,531)	(385,664)	(74)	(68)	(66)	(5,187)	-	(172,561)	(87,350)	(1,911,198)	8	(3,871)	(5,712)	(3,024,091)
Net change in unrealized appreciation (depreciation)	966,873	658,149	116,226	1,118,163	163	162	163	6,050	67	1,380,922	707,669	6,129,220	145	17,266	718,506	11,819,744
Reallocation of unrealized gain (loss)	356,072	(319,548)	(3,191)	(87,792)	(80)	(80)	(80)	(80)	(31)	333,797	2,452	(25,592)	-	-	(255,847)	-
Net increase (decrease) in net assets resulting from operations	1,127,128	94,601	100,504	644,707	9	14	17	783	36	1,542,158	622,771	4,192,430	153	13,395	456,947	8,795,653
Accrued service fees	(1,156,702)	5,131	-	(73,151)	7	2	-	(53,917)	-	(1,638,085)	-	(712,591)	-	(90,490)	-	(3,719,796)
Balance at June 30, 2026	$38,018,838	$12,817,846	$4,963,116	$23,462,815	$3,060	$3,136	$3,168	$2,717,390	$1,350	$63,342,664	$26,926,148	$133,569,315	$320,702	$4,555,475	$15,715,715	$326,420,738

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

Total Shareholders’ Equity (Net Assets)
Balance at March 31, 2025	$1,000
Consideration from the issuance of shares	-
Distributions declared	-
Net increase (decrease) in net assets resulting from capital activity	-
Net investment loss	-
Net change in unrealized appreciation (depreciation)	-
Net increase (decrease) in net assets resulting from operations	-
Accrued service fees
Balance at June 30, 2025	$1,000

See notes to unaudited consolidated financial statements

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	Total Shareholders’ Equity (Net Assets)
Balance at March 28, 2025 (Funding Date)	$-
Consideration from the issuance of shares	1,000	(1)
Distributions declared	-
Net increase (decrease) in net assets resulting from capital activity	1,000
Net investment loss	-
Net change in unrealized appreciation (depreciation)	-
Net increase (decrease) in net assets resulting from operations	-
Accrued service fees
Balance at June 30, 2025	$1,000

(1)	Capital activity relates to ETE Shares.

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30, 2026	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,795,653	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(142,091,323)	-
Proceeds on investments	8,151,373
Payment-in-kind interest capitalized	(144,803)	-
Non-cash accretion of discount	(39,711)	-
Net change in unrealized (gain) loss on investments	(14,591,778)	-
Net change in unrealized (gain) loss on derivative investments	24,605	-
Amortization of deferred offering costs	882,452	-
Amortization/accretion of servicing fees	295,782	-
Amortization of debt issuance costs	31,077	-
Amortization of debt financing costs	23,291	-
Net (increase) decrease in operating assets:
Due from Manager - Expense Support	2,692,767	(1,762,258)
Prepaid expenses and other assets	(26,784)	-
Prepaid income tax	(6,769)	-
Net increase (decrease) in operating liabilities:
Professional fees payable	2,641,696	104,486
Deferred tax liability	2,555,414	-
Performance participation allocation payable	1,712,215	-
Management fees payable	343,795	-
Current income tax payable	39,016	-
Accounts payable & accrued expenses	(176,454)	-
Offering costs payable	(1,256,660)	-
Interest payable	(1,503,362)	-
Organizational costs payable	(1,768,969)	1,657,772
Net cash used in operating activities	(133,417,477)	-

Cash flows from financing activities
Capital contributions	167,629,973	1,000
Distributions paid in cash, net of distribution payable and reinvestment of distributions	(877,892)	-
Borrowings from loans	22,420,955	-
Repayment of loans	(32,930,955)	-
Servicing fees paid	(504,887)	-
Deferred financing costs paid	(850,128)	-
Net cash provided by financing activities	154,887,066	1,000

Net increase (decrease) in cash	21,469,589	1,000
Cash and cash equivalents, beginning of period	2,277,971	-
Cash and cash equivalents, end of period	$23,747,560	$1,000
Supplemental disclosure of cash flow information
Cash paid for income taxes	$156,772	$-
Cash paid for interest	$318,218	$-

Supplemental disclosure of non-cash financing activities
Reinvestment of distributions	$2,345,556	$-

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

Investments in Portfolio Companies	Interest Rate	Maturity Date	Type of Investment	Industry	Principal	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments
North America
Galaxy Helios I LLC (1)(2)	SOFR + 4.75% Cash	8/15/2028	Delayed Draw Term Loan	Data Center	$6,039,317	$5,911,867	$6,039,317	1.9%
Pelican Power LLC (1)(3)	SOFR + 5.50% Cash	8/29/2030	Term Loan	Utilities	$7,753,333	7,753,333	7,779,995	2.4%
Total North America						13,665,200	13,819,312	4.3%

Europe
Substantial Holdco Limited (4)	8.00% Cash 4.00% PIK	4/20/2030	Delayed Draw Term Loan	Telecommunications	£4,574,143	6,119,441	6,071,031	1.9%
Total Europe						6,119,441	6,071,031	1.9%
Total Debt Investments						$19,784,641	$19,890,343	6.2%

Investments in Portfolio Companies	Asset	Type of Investment	Industry	Ownership % of Investment	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments
North America
ENTEK Technology Holdings LLC (5)	Equity Interest Held Through ISQ Liberty Aggregator, L.P.	Common Stock	Conventional Energy	7.66%	$32,224,579	$35,142,418	10.8%
Ezee Fiber Texas, LLC (5)	Equity Interest Held Through ISQGIF III U.S. AIV Telecom Aggregator, L.P.	Common Stock	Telecommunications	1.35%	23,500,000	25,910,570	7.9%
Liberty Tire Recycling LLC (5)	Equity Interest Held Through ISQ Eagle Aggregator L.P.	Common Stock	Environmental Infrastructure	3.90%	40,195,508	42,488,212	13.0%
Matterhorn Express Pipeline LLC (5)	Equity Interest Held Through ISQ Spyder Aggregator, L.P.	Common Stock	Energy Transportation	6.92%	34,031,465	47,692,703	14.6%
Summit School Services (5)	Equity Interest Held Through ISQ Bus Aggregator, L.P.	Common Stock	Transportation	8.16%	19,345,247	25,957,442	8.0%
Transport Equipment Network (TEN), LLC (6)	Equity Interest Held Through Transportation Equipment Network (TEN), LLC	Common Stock	Transportation	6.29%	57,500,000	87,329,928	26.7%
Mercury Data Center Holdings Limited (7)	Equity Interest Held Through Mercury Data Center Fund III Aggregator, LLC	Common Stock	Data Center	0.55%	10,000,000	10,341,481	3.1%
Ramudden Global AB	Equity Interest Held Through Cube Safety Aggregator, L.P.	Common Stock	Traffic Control & Monitoring	1.33%	19,480,438	19,143,089	5.9%
ISQ Orchid Fund, L.P. (8)	Equity Interest Held Through ISQ Company Holdings, LLC	Common Stock	Power & Utilities	2.96%	18,000,000	18,000,000	5.5%
Total North America					254,277,237	312,005,843	95.5%
Total Equity Investments					$254,277,237	$312,005,843	95.5%
Total Investments, at fair value					$274,061,878	$331,896,186	101.7%

Derivative Investments	Notional Amount	Cost	Fair Value
Foreign Currency Contracts
Purchase U.S. dollar/Sell British pound	5,698,882	$-	$(8,304)	-%
Purchase U.S. dollar/Sell Euro	2,294,662	-	(15,601)	-%
Purchase British pound/Sell U.S. dollar	119,454	-	(700)	-%
Total Forward Currency Contracts		-	(24,605)	-%
Total Derivative Investments, at fair value		-	(24,605)	-%

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) - continued

Cash Equivalents	Type of Investment	Shares	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Cash Equivalents
Money Market Fund
JPMorgan U.S. Government Money Market Fund	Cash Equivalents	22,654,461	$22,654,461	$22,654,461	6.9%
Total Cash Equivalents			22,654,461	22,654,461	6.9%

Total Investments and Cash Equivalent			$296,716,339	$354,526,042	108.6%

(1)	Floating rate note. Rate shown is the rate at June 30, 2026.
(2)	Includes a delayed draw term loan component where an additional principal of $627,350 is unfunded as of June 30, 2026. The unfunded loan commitment rate is 0.75%.
(3)	Investment contains a 2.00% floor rate at June 30, 2026.
(4)	Includes a delayed draw term loan component where an additional principal of £1,134,615 is unfunded as of June 30, 2026. The unfunded loan commitment rate is 2.00%.
(5)	Series II holds its investments in Portfolio Companies indirectly through the Assets noted in the schedule above.
(6)	Series II holds its investment in Transport Equipment Network (TEN), LLC indirectly through an intermediate entity that is wholly owned by Series II.
(7)	Series II holds its investment in the KIO Networks business through its investment in Mercury Data Center Holdings Limited, indirectly through Mercury Data Center Fund III Aggregator, LLC.

(8)	Series II holds its investment in the Inkia Energy business through its investment in Inti Holdings LLC indirectly through ISQ Orchid Fund, L.P. The investment in ISQ Orchid Fund, L.P. is restricted from redemption.

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

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of December 31, 2025 – continued

Cash Equivalents	Type of Investment	Shares	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Cash Equivalents
Money Market Fund
JPMorgan U.S. Government Money Market Fund	Cash Equivalents	2,180,513	$2,180,513	$2,180,513	1.4%
Total Cash Equivalents			2,180,513	2,180,513	1.4%

Total Investments and Cash Equivalent			$142,117,927	$185,360,458	117.2%

(1)	Floating rate note. Rate shown is the rate at December 31, 2025.
(2)	Includes a delayed draw term loan component where an additional principal of $2,485,776 is unfunded as of December 31, 2025. The unfunded loan commitment rate is 0.75%.
(3)	Investment contains a 2.00% floor rate at December 31, 2025.
(4)	Includes a delayed draw term loan component where an additional principal of £2,450,000 is unfunded as of December 31, 2025. The unfunded loan commitment rate is 0.75%.
(5)	Series II holds its investments in Portfolio Companies indirectly through the Assets noted in the schedule above.
(6)	Series II holds its investment in Transport Equipment Network (TEN), LLC indirectly through an intermediate entity that is wholly-owned by Series II.

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

Each of Series I and Series II will remain in existence until its certificate of registered series has been cancelled in the manner required by the LLC Act following Series I’s or Series II’s, as applicable, dissolution and the completion of the winding up of such Series in accordance with the Fourth Amended and Restated Limited Liability Company Agreement of the Company (the “LLC Agreement”), the applicable series agreement and Delaware law. On August 11, 2026, the LLC Agreement was amended and restated. See “—Subsequent Events” for additional information.

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

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and benefits from I Squared’s infrastructure sourcing and portfolio management platform pursuant to a management agreement (the “Management Agreement”) entered into with ISQ OpenInfra Registered Advisor LLC (the “Manager”), an affiliate of I Squared, on September 2, 2025, to support the Company in managing its portfolio of Infrastructure Assets. On August 11, 2026, the Company entered into the Amended and Restated Management Agreement with the Manager. See “—Subsequent Events” for additional information.

In pursuing its investment objective, Series I invests and continues to invest substantially all of its assets in Series II. The portfolio of Series I typically consists solely of Series II shares. Therefore, Series I’s investment results correspond directly to the investment results of Series II. Series II has the same business objective and strategy as Series I. For convenience of the reader, references to Series II’s investments also refer to Series I’s investments (and vice versa), and references to the risks of investing in Series II also refer to the risks of investing in Series I (and vice versa), except as otherwise provided. Series I and Series II are part of a master-feeder fund structure. The feeder fund, Series I, invests substantially all of its assets in the master fund, Series II, through the Blocker (as defined below).

On March 28, 2025 (the “Funding Date”), Series I contributed $1,000 to Series II through a blocker, ISQ Open Infrastructure Holdings, L.P. (the “Blocker”), domiciled in the Cayman Islands, and Series I and Series II commenced operations.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting— The unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars. The Company’s fiscal year end is December 31. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with U.S. GAAP.

Series II’s unaudited consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Series I and Series II qualify as investment companies solely for accounting purposes and not for any other purpose. Series I and Series II are not registered, and are not required to be registered, as investment companies under the Investment Company Act. Series I and Series II follow the significant accounting policies described below.

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

Basis of Consolidation— As provided under Regulation S-X and ASC 946, Series II generally does not consolidate its investments in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to Series II. Accordingly, Series II consolidated the financial position and results of operations of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Derivative Investments— Series II recognizes derivative instruments as assets or liabilities at fair value in its Unaudited Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.

Series II recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, Series II recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented as the Net Realized and Unrealized Gain/(Loss) on Investments and Derivative Instruments on the Unaudited Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented as the Net Change in Unrealized Gain/(Loss) on Derivative Instruments on the Unaudited Consolidated Statements of Operations.

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and money market funds with financial institutions with maturities of three months or fewer at the time of acquisition. As of June 30, 2026 and December 31, 2025, Series II held cash and cash equivalents of $23,747,560 and $2,277,971, respectively.

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

Distribution Fees and Servicing Fees— Series II pays the applicable selling agents ongoing servicing fees (the “Servicing Fees”) of 0.85% of NAV per annum for Class F-S Shares, Class F-STE Shares, and Class STE Shares, 0.50% of NAV per annum for Class F-J Shares, Class J Shares, Class F-JTE and Class JTE Shares, and 0.25% of NAV per annum for Class F-DTE Shares, and Class DTE Shares, payable monthly in arrears, as they become contractually due.

Class I Shares, Class F-I Shares, Class F-ITE Shares, Class ITE Shares, Class E Shares, and Class ETE Shares do not incur Servicing Fees. Such Servicing Fees are calculated based on Series II’s transactional net asset value, which is the price at which Series II sells and redeems its Shares.

All or a portion of the Servicing Fees may be used to pay for sub-transfer agency, platform, sub-accounting and certain other administrative services.

Under U.S. GAAP, Series II accrues the cost of the Servicing Fees and Distribution Fees as an offering cost at the time Series II sells the applicable classes of Shares and amortizes such costs over the estimated life of the Shares. For the six months ended June 30, 2026 and for the period from the Funding Date to June 30, 2025, Series II has incurred $3,719,797 and $0, respectively, of Servicing Fees payable to the selling agents related to the applicable classes of Shares sold.

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

Level 1	— inputs are observable market inputs that reflect quoted prices for identical securities in active markets that the entity has the ability to access at the measurement date.

Level 2	— inputs are observable market inputs other than quoted prices for identical assets in active markets the entity has the ability to access at the measurement date.

Level 3	— inputs are unobservable markets inputs, for example, inputs derived through extrapolation or interpolation that are not able to be corroborated by observable market data.

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

Income and Expense Recognition— Interest income is recognized on the accrual basis. Series II records dividend income and accrues interest income from private securities pursuant to the terms of the respective investment, unless, in the case of dividend income, Series II determines that the portfolio company does not have positive earnings in which case such distributions from infrastructure assets are treated as a return of capital. The Company records unrealized appreciation or depreciation on their investments based upon the change in fair value of investments. Realized gains and losses on the sale of investments are recorded on the trade date basis using the specific identification method. Expenses are recorded as incurred. Interest and dividend income are recorded net of any withholding taxes. Interest income is not accrued when collection appears unlikely.

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

New Accounting Standards— In November 2024, FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require additional disclosures about specific types of expenses commonly presented on the statement of operations as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Series II is currently evaluating the impact that this change will have on Series II’s consolidated financial statements.

3.	INVESTMENTS

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized operating data for the six months ended June 30, 2026 for the Infrastructure Assets listed in the Unaudited Consolidated Schedule of Investments in the aggregate in which Series II has an indirect equity interest:

Summarized Operating Data:

For the six months ended June 30, 2026
Revenues	$544,808,892
Expenses	(466,926,252)
Income (loss) before taxes	77,882,640
Income tax expense (benefit)	4,990,511
Consolidated net income (loss)	82,873,151
Net income (loss) attributable to non-controlling interests	-
Net income (loss)	$82,873,151

The net income above represents the aggregated net income attributable to the controlling interests in each of Series II’s Infrastructure Assets and does not represent Series II’s proportionate share of income.

4.	FAIR VALUE MEASUREMENT AND DISCLOSURES

The following table summarizes the valuation of Series II’s investments and derivatives instruments in the fair value hierarchy levels as of June 30, 2026:

Description	Level I	Level II	Level III	Total
Investments and derivative instruments at fair value
Equity Investments	$-	$-	$312,005,843	$312,005,843
Debt Investments	-	-	19,890,343	19,890,343
Derivative Liabilities	-	(24,605)	-	(24,605)
Total Investments and derivative instruments at fair value	$-	$(24,605)	$331,896,186	$331,871,581

As of June 30, 2026, cash and cash equivalents at Series II include a money market fund balance of $22,654,461, which is considered a Level I asset.

The following table summarizes the valuation of Series II’s investments in the fair value hierarchy levels as of December 31, 2025:

Description	Level I	Level II	Level III	Total
Investments at fair value
Equity Investments	$-	$-	$167,053,547	$167,053,547
Debt Investments	-	-	16,126,398	16,126,398
Total Investments at fair value	$-	$-	$183,179,945	$183,179,945

As of December 31, 2025, cash and cash equivalents at Series II included a money market fund balance of $2,180,513, which is considered a Level I asset.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2026.

Description	Amount
Balance as of December 31, 2025	$183,179,945
Purchases of investments	142,275,836
Return of capital	(8,151,373)
Net change in unrealized gain (loss) on investments	14,591,778
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2026	$331,896,186

Transfers of investments between levels, if any, are recorded at the end of the period.

The net change in unrealized gain (loss) on investments included in the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2026 attributable to Level III assets still held at June 30, 2026 for Series II was $14,591,778.

There were no investments held for the period from the Funding Date to June 30, 2025.

The following table provides quantitative measures used to determine the fair values of Level III assets as of June 30, 2026:

Level III Assets	Fair Value	Valuation Methodology & Inputs	Unobservable Input(s)(1)	Weighted Average(2)		Range	Impact to Valuation from an Increase in Input (3)
Equity Investments	$294,005,843	Discounted Cash Flow	Discount Rate	12.9%		11.5% - 17.3%	Decrease
		Discounted Cash Flow	Exit Multiple	8.5	x	5.0x - 16.5x	Increase
Debt Investments	13,819,312	Discounted Cash Flow	Discount Rate	10.3%		9.5% - 10.8%	Decrease

Investments with fair value of $24,071,031 are omitted from the above fair value table. Quantitative unobservable inputs were not used to determine the fair value of Substantial HoldCo Limited and ISQ Orchid Fund, L.P., as these investments have been valued based on an expected transaction and a recent purchase price, respectively.

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

Line of Credit

On December 12, 2025, the Company, as well as certain wholly-owned subsidiaries which may be added and removed from time to time (the “Borrowers”), entered into an unsecured, uncommitted line of credit (the “2025 Credit Agreement”) up to a maximum aggregate principal amount of $60 million with I Squared Capital, LLC (the “Lender”), an affiliate of the Company interest rate is the then-current rate offered by a third-party lender or, if no such rate is available,  the Secured Overnight Financing Rate (“SOFR”) applicable to such loan plus 2.25%. Interest is calculated on a 360-day year. The line of credit expired on April 15, 2026.

Each advance under the line of credit is repayable on or before the 10th business day after the month end following the earlier of (i) the date the Lender demands payment and (ii) the Stated Expiration Date (as defined in the 2025 Credit Agreement). To the extent Series II has not repaid all Loans and other Obligations (as defined in the 2025 Credit Agreement) under the line of credit after a repayment event has occurred, the Company shall use commercially reasonable efforts to apply excess available cash proceeds to the repayment in full of its Loans and Obligations; provided that the Borrowers will be permitted to (i) conduct the share redemption program on terms described in Series II’s private placement memorandum, as amended from time to time; (ii) close on any acquisition entered into prior to the Lender’s demand for payment; (iii) make elective distributions of an amount not to exceed amounts paid in the immediately preceding fiscal quarter; and (iv) pay any taxes when due. The line of credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary breakage costs subject to the Lender’s discretion. Each Borrower may withdraw from the line of credit at the time all such obligations held by such Borrower to the Lender under the 2025 Credit Agreement have been repaid to the Lender in full. The line of credit contains customary events of default. As is customary in such financings, if an event of default occurs under the line of credit, the Lender may accelerate the repayment of amounts outstanding under the line of credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

None of the Lender and its assignees shall have any recourse to any entities with interests in the Borrowers such as a general partner or investor, including Series II, or any of their respective assets for any indebtedness or other monetary obligation incurred under the 2025 Credit Agreement.

Upon the expiration of the line of credit, Series II subsequently repaid the outstanding balance of $9,728,585 on its unsecured, uncommitted line of credit. All repayments were executed in accordance with the terms of the 2025 Credit Agreement.

As of June 30, 2026 and December 31, 2025, Series II had $0 and $10,510,000, respectively, outstanding under the 2025 Credit Agreement. For the three and six months ended June 30, 2026, Series II had accrued interest expenses of $17,352 and $283,761, respectively. There were no borrowings under the 2025 Credit Agreement for the period from the Funding Date to June 30, 2025.

Credit Agreement

On June 11, 2026, Series II, as the initial primary borrower, as well as additional Qualified Borrowers (as defined in the 2026 Credit Agreement) from time to time, entered into a revolving credit agreement (the “2026 Credit Agreement”) up to aggregate commitments of $60 million (“Aggregate Commitments”) with Sumitomo Mitsui Banking Corporation, as the Administrative Agent and Lead Arranger (each as defined in the 2026 Credit Agreement), as well as other lenders from time to time (the “Lenders”). The 2026 Credit Agreement expires on June 9, 2028 (the “Maturity Date”), subject to extension options of up to no longer than 364 days from the existing Maturity Date, requiring the Lenders’ approval. The 2026 Credit Agreement allows for increases in Aggregate Commitments in minimum increments of $5 million up to $180 million with a maximum of six such requests prior to the Maturity Date with Administrative Agent consent and subject to certain additional conditions as defined in the 2026 Credit Agreement.

Under the 2026 Credit Agreement, borrowings will bear interest at a rate of the (i) Base Rate (as defined in the 2026 Credit Agreement) plus 2.00% for Base Rate Loans (as defined in the 2026 Credit Agreement) or (ii) SOFR plus 3.00% for SOFR Loans (as defined in the 2026 Credit Agreement). Interest is calculated on the actual days elapsed in a year consisting of 365 or 366 for Base Rate Loans and 360 days for SOFR Loans. Interest payments are due the fifth business day following the last day of each calendar month for a Base Rate Loan or Simple SOFR Loan (as defined in the 2026 Credit Agreement), the last calendar day of each month (extending to the first business date of the next month if the last calendar day of the month is not a business day) for a Term SOFR Loan (as defined in the 2026 Credit Agreement), or at the Maturity Date.

Series II shall pay an unused commitment fee of 75 basis points per annum when total borrowings are less than or equal to 50% of the Aggregate Commitment, or 50 basis points per annum when total borrowings are greater than 50% of the Aggregate Commitment. The unused commitment fee is calculated based on actual days elapsed in a year consisting of 360 days and is due the fifth business date following the last calendar day of each calendar quarter.

Upfront costs associated with the 2026 Credit Agreement are deferred and amortized over the term of the 2026 Credit Agreement. As of June 30, 2026, Series II had deferred financing costs of $826,837 in the Unaudited Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2026, Series II had amortization of deferred financing costs of $23,291 and $23,291, respectively, in the Unaudited Consolidated Statements of Operations.

As of June 30, 2026, Series II had no outstanding borrowings under the 2026 Credit Agreement. As of June 30, 2026, Series II had $60 million Aggregate Commitments available for borrowing under the 2026 Credit Agreement. For the three and six months ended June 30, 2026, Series II incurred interest expense of $25,000 in the Unaudited Consolidated Statements of Operations.

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

The Manager earned a Management Fee of $556,484 and $929,209, for the three and six months ended June 30, 2026, respectively, none of which has been paid to the Manager as of June 30, 2026. The Manager did not earn a Management Fee for the period from the Funding Date to June 30, 2025.

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

The Manager accrued a Performance Participation Allocation of $44,204 and $1,712,216 for the three and six months ended June 30, 2026, respectively, none of which has been paid to the Manager as of June 30, 2026. The Manager did not accrue a Performance Participation Allocation for the period from the Funding Date to June 30, 2025.

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

The Manager agreed to reimburse expenses of $4,409,942 and $6,371,865 incurred by Series II for the six months ended June 30, 2026 and for the period from the Funding Date to December 31, 2025, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period. As of June 30, 2026 and December 31, 2025, the Company recorded $1,667,568 and $4,360,335, respectively, as Due from Manager.

The Manager believes that it is not probable for Series II to be required to reimburse the expenses waived by the Manager.

For the Period Ended:	Amount	Last Expiration Date
December 31, 2025	$6,371,865	December 31, 2030
March 31, 2026	2,017,077	March 31, 2031
June 30, 2026	2,392,865	June 30, 2031
Total	$10,781,807

Investment related expenses

For the six months ended June 30, 2026, Series II accrued $278,813 representing its allocated share of deal sourcing and unconsummated transaction costs incurred by affiliated ISQ funds, including ISQ Global Infrastructure Fund III, ISQ Global Infrastructure Fund IV, and ISQ Global Infrastructure Credit Fund II (collectively, the “Affiliated Funds”). These costs relate to investment sourcing, diligence, and underwriting activities performed by the Affiliated Funds in the ordinary course of evaluating potential investments. For the period from the Funding Date to June 30, 2025, Series II did not accrue any investment related expenses.

Series II invests alongside the Affiliated Funds and expects to have the opportunity to participate in all future investments that meet the investment criteria of the Company. As such, the Company participates in the costs associated with sourcing future investments. The expenses are recognized in the period in which the underlying costs are incurred by the Affiliated Funds.

For the three and six months ended June 30, 2026, Series II recorded $412,002 and $553,255, of broken deal expenses in the Unaudited Consolidated Statements of Operations, respectively. For the period from the Funding Date to June 30, 2025, Series II did not record any amounts.

Organizational Expenses and Offering Expenses

Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series II and enable it legally to do business. Organizational expenses are paid by the Manager, subject to potential recoupment. For the three months ended June 30, 2026 and June 30, 2025, Series II incurred organizational expenses of $0 and $590,533, respectively, related to legal, accounting, regulatory filings, and other out-of-pocket costs associated with the formation of Series II and its intermediate entities. For the six months ended June 30, 2026, and for the period from the Funding Date to June 30, 2025, Series II incurred organizational expenses of $0 and $1,657,772, respectively, associated with the formation of Series II and its intermediate entities. Certain of these organizational expenses were initially paid by the Manager on behalf of Series II.

Pursuant to the Company’s governing documents, the Company reimburses the Manager for organizational expenses incurred prior to the commencement of operations, subject to the terms of the Expense Limitation Agreement.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the six months ended June 30, 2026, Series II did not incur any offering expenses. For the period from the Funding Date to June 30, 2025, Series II incurred $1,411,303 in offering expenses. For the three and the six months ended June 30, 2026, Series II amortized $441,226 and $882,452 of deferred offering expenses, respectively.

Purchase of Investments

For the six months ended June 30, 2026, Series II acquired Liberty Tire Recycling LLC, Cube Safety Holdco Limited, Kio Networks, and ISQ Orchid Fund, L.P. at total costs of $40,195,508, $19,480,438, $10,000,000, and $18,000,000, respectively, from affiliates who are advised by affiliates of the Manager. Series II also acquired additional equity interests in Transport Equipment Network, Entek Technology Holdings LLC, and Ezee Fiber Texas LLC. These were acquired at total costs of $22,420,955, $25,570,193, and $2,800,000, respectively. These investments were each acquired at the affiliate’s cost, aside from Kio Networks and Transport Equipment Network, which were acquired at fair value.

For the three and six months ended June 30, 2026 and for the period from the Funding Date to June 30, 2025, there were $560,668, $1,151,137, and $0, respectively, of warehousing interest costs, and are included in the interest and loan related fees in the Unaudited Consolidated Statement of Operations. Warehousing interest costs are charged by the affiliate at the interest rate incurred on the underlying third-party warehouse facility used to finance the investment prior to acquisition by Series II. Such facilities bear interest at a spread over the applicable benchmark rate for the currency of the borrowing. The costs are included in the Expense Limitation Reimbursement Agreement as reimbursable expenses.

Other Related Party Transactions

For the six months ended June 30, 2026 and for the period from the Funding Date to June 30, 2025, the Manager provided certain Manager Support Services and Operational Service Costs (as defined in the relevant Limited Partnership Agreements) to portfolio companies of Series II. In connection with the aforementioned arrangement, the Manager has the ability to charge the portfolio companies of Series II for such Manager Support Services and Operational Service Costs. Such fees exclude any board or related fees and incentives paid by portfolio companies directly to Operating Advisors.

For the six months ended June 30, 2026 and for the period from the Funding Date to June 30, 2025, there were $304 and $0, respectively, of Manager Support Services and Operational Service Costs charged to Series II and its portfolio companies. As of June 30, 2026 and December 31, 2025, $304 and $849, respectively, was payable to the Manager, mainly related to Manager Support Services and Operational Service Costs. The Manager charged a pro-rata portion of such Manager Support Services and Operational Service Costs to the co-investment vehicles.

Series II investments are co-invested with other affiliated I Squared entities, as further detailed in the Unaudited Consolidated Schedule of Investments.

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

For the three and six months ended June 30, 2026, the Manager incurred certain travel and entertainment expenses on behalf of Series II. These expenses were recharged to Series II as part of the normal course of operations and are reflected within the Unaudited Consolidated Statement of Operations as $395,791 and $401,842, respectively, recorded in travel and entertainment expenses. For the period from the Funding Date to June 30, 2025, the Manager did not incur any travel and entertainment expenses on behalf of Series II.

Series II incurred certain operating expenses related to services provided by personnel of the Manager and/or its affiliates. For the three and six months ended June 30, 2026, these expenses were $553,554 and $940,150 for Series II, respectively, and are included in Professional fees in the Unaudited Consolidated Statements of Operations. For the period from the Funding Date to June 30, 2025, Series II did not incur any such expenses.

Affiliate Capital Contributions

For the six months ended June 30, 2026 and for the period from the Funding Date to June 30, 2025, affiliate investors contributed $2,744,000 and $0, respectively, to Series II in exchange for Class E shares.

7. DERIVATIVE INSTRUMENTS

In the normal course of business, ISQ OpenInfra HedgeCo, L.P. (the “HedgeCo”), a wholly-owned subsidiary of Series II, may enter into derivative contracts to achieve certain risk management objectives on behalf of Series II.

HedgeCo may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of Series II’s non-U.S. dollar denominated investments. These instruments include forward currency contracts. Series II utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by Series II. Additionally, HedgeCo may enter into derivative instruments to hedge against other risks in Series II’s investments, including commodity price risk and equity price risk.

As a result of the use of derivative contracts, Series II is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, HedgeCo enters into contracts with certain major financial institutions, primarily those with investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

The following table summarizes the aggregate notional amount and fair value of the derivative instruments as of June 30, 2026. The notional amount represents the absolute value amount of the foreign exchange contracts:

Derivative Investments	Notional Amount	Fair Value
Foreign Currency Contracts - Purchase U.S. dollar/Sell British pound	£5,698,882	$(8,304)
Foreign Currency Contracts - Purchase U.S. dollar/Sell Euro	€2,294,662	(15,601)
Foreign Currency Contracts - Purchase British pound/Sell U.S. dollar	£119,454	(700)
Total		$(24,605)

The following table summarizes the average notional amount and gains and losses of the derivative instruments for the six months ended June 30, 2026:

Derivative Investments	Average Notional Amount	Realized gain (loss)	Unrealized gain (loss)
Foreign Currency Contracts - Purchase U.S. dollar/Sell British pound	£5,031,959	$-	$(8,304)
Foreign Currency Contracts - Purchase U.S. dollar/Sell Euro	€2,294,662	-	(15,601)
Foreign Currency Contracts - Purchase British pound/Sell U.S. dollar	£119,454	-	(700)
Total		$-	$(24,605)

Series II maintains a master netting agreement with each of its counterparties. Based on the terms outlined within each master netting agreement, there are no financial instruments available for offset as of June 30, 2026. Further, there have been no financial instruments or cash pledged or received as collateral as of June 30, 2026.

8.	SHAREHOLDERS’ EQUITY

Unregistered Sales of Equity Securities

The following tables show a summary of the Shares issued and redeemed for the three and six months ended June 30, 2026:

	Shares Outstanding as of March 31, 2026	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2026
F-STE Shares	503,216	685,213	-	3,043	-	-	1,191,472
F-DTE Shares	401,494	-	-	4,261	-	-	405,755
F-ITE Shares	71,385	80,432	-	711	-	-	152,528
F-JTE Shares	698,805	33,180	-	6,996	-	-	738,981
STE Shares	100	-	-	-	-	-	100
DTE Shares	100	-	-	-	-	-	100
ITE Shares	100	-	-	-	-	-	100
JTE Shares	100	86,551	-	-	-	-	86,651
ETE Shares	40	-	-	1	-	-	41
F-S Shares	759,798	1,272,491	-	4,245	-	-	2,036,534
F-I Shares	400,558	431,995	-	2,227	-	-	834,780
F-J Shares	3,970,498	251,287	-	31,212	-	-	4,252,997
I Shares	-	13,000	-	-	-	-	13,000
J Shares	-	187,442	-	-	-	-	187,442
E Shares	453,080	9,056	-	4,284	-	-	466,420

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2026
F-STE Shares	105,792	1,082,237	-	3,443	-	-	1,191,472
F-DTE Shares	400,100	-	-	5,655	-	-	405,755
F-ITE Shares	40,677	110,969	-	882	-	-	152,528
F-JTE Shares	572,307	157,595	-	9,079	-	-	738,981
STE Shares	100	-	-	-	-	-	100
DTE Shares	100	-	-	-	-	-	100
ITE Shares	100	-	-	-	-	-	100
JTE Shares	100	86,551	-	-	-	-	86,651
ETE Shares	40	-	-	1	-	-	41
F-S Shares	448,694	1,582,533	-	5,307	-	-	2,036,534
F-I Shares	207,668	624,393	-	2,719	-	-	834,780
F-J Shares	2,862,789	1,349,728	-	40,480	-	-	4,252,997
I Shares	-	13,000	-	-	-	-	13,000
J Shares	-	187,442	-	-	-	-	187,442
E Shares	377,933	82,862	-	5,625	-	-	466,420

For the six months ended June 30, 2026, Series II issued such Shares for an aggregate consideration of $167,629,973. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

The following tables show a summary of the Shares issued and redeemed for the three months ended June 30, 2025 and during the period from the Funding Date to June 30, 2025:

	Shares Outstanding as of March 31, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2025
F-STE Shares	-	-	-	-	-	-	-
F-DTE Shares	-	-	-	-	-	-	-
F-ITE Shares	-	-	-	-	-	-	-
F-JTE Shares	-	-	-	-	-	-	-
STE Shares	-	-	-	-	-	-	-
DTE Shares	-	-	-	-	-	-	-
ITE Shares	-	-	-	-	-	-	-
JTE Shares	-	-	-	-	-	-	-
ETE Shares	40	-	-	-	-	-	40
F-S Shares	-	-	-	-	-	-	-
F-I Shares	-	-	-	-	-	-	-
F-J Shares	-	-	-	-	-	-	-
E Shares	-	-	-	-	-	-	-

	Shares Outstanding at Formation	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of June 30, 2025
F-STE Shares	-	-	-	-	-	-	-
F-DTE Shares	-	-	-	-	-	-	-
F-ITE Shares	-	-	-	-	-	-	-
F-JTE Shares	-	-	-	-	-	-	-
STE Shares	-	-	-	-	-	-	-
DTE Shares	-	-	-	-	-	-	-
ITE Shares	-	-	-	-	-	-	-
JTE Shares	-	-	-	-	-	-	-
ETE Shares	-	40	-	-	-	-	40
F-S Shares	-	-	-	-	-	-	-
F-I Shares	-	-	-	-	-	-	-
F-J Shares	-	-	-	-	-	-	-
E Shares	-	-	-	-	-	-	-

For the period from the Funding Date to June 30, 2025, Series II issued such Shares for an aggregate consideration of $1,000. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

Beginning with the end of the first full calendar quarter in which the Shares were sold to non-affiliates of I Squared, Series II seeks to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series II will pay quarterly distributions consistently and at a specific rate, or at all. No distributions were declared for the period from the Funding Date to June 30, 2025. For the six months ended June 30, 2026 Series II made the following distributions.

January 30, 2026

Class	Net Distribution Per Share
F-S Shares	$0.1100
F-I Shares	$0.1100
F-J Shares	$0.1100
E Shares	$0.1100

March 31, 2026

Class	Net Distribution Per Share
F-S Shares	$0.3399
F-I Shares	$0.3399
F-J Shares	$0.3399
E Shares	$0.3399

June 30, 2026

Class	Net Distribution Per Share
F-S Shares	$0.3424
F-I Shares	$0.3424
F-J Shares	$0.3424
I Shares	$0.3424
J Shares	$0.3424
E Shares	$0.3424

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to shareholders are automatically reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns unless and until an election is made on behalf of such participating shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested is determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Company’s or a Series’ NAV per share as of the end of the prior month. Shares are distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP. There is no sales load charge on Shares issued to a shareholder under the DRIP.

For the six months ended June 30, 2026, Series II issued the below Shares under the DRIP. For the three and six months ended June 30, 2025, Series II had not issued any Shares under the DRIP.

Class	Shares Reinvested	Dollars Reinvested
F-STE Shares	3,043	$100,791
F-DTE Shares	4,261	$136,454
F-ITE Shares	711	$23,176
F-JTE Shares	6,996	$227,303
ETE Shares	1	$36
F-S Shares	4,245	$136,805
F-I Shares	2,227	$71,889
F-J Shares	31,212	$1,005,293
E Shares	4,284	$144,585
Total	56,980	$1,846,332

Class	Shares Reinvested	Dollars Reinvested
F-STE Shares	3,443	$113,791
F-DTE Shares	5,655	$180,454
F-ITE Shares	882	$28,661
F-JTE Shares	9,079	$293,926
ETE Shares	1	$36
F-S Shares	5,307	$168,998
F-I Shares	2,719	$86,810
F-J Shares	40,480	$1,286,220
E Shares	5,625	$186,660
Total	73,191	$2,345,556

Share Redemption Program

Series II offers a share redemption program pursuant to which, on a quarterly basis, shareholders may request that the Company redeem all or any portion of their Shares. Series II may redeem fewer Shares than have been requested in any particular quarter to be redeemed under Series II’s share redemption program, or none at all, in the Board’s discretion at any time. The Company expects that Series II will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of Series II’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Per our share redemption program, requests for redemption are subject to an early redemption fee (the “Early Redemption Fee”) of 5% of the NAV of the Shares redeemed from a Shareholder if Shares are redeemed within 24 months of the original issue date of such Shares. Any Early Redemption Fee benefits Series II. Aggregate NAV is reflective of Series I NAV which consists of all the underlying assets of Series II. For the six months ended June 30, 2026 and for the period from the Funding Date to June 30, 2025, Series II did not redeem any Shares under the share redemption program.

9.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company and Series were not subject to any litigation nor were the Company and Series aware of any material litigation threatened against them.

Delayed draw term loan - unfunded commitment

The investment in Galaxy Helios I LLC includes a delayed draw term loan component where an additional principal of $627,350 was unfunded as of June 30, 2026. The unfunded loan commitment rate is 0.75%.

The investment in Substantial Holdco Limited includes a delayed draw term loan component where an additional principal of $1,505,918 was unfunded as of June 30, 2026. The unfunded loan commitment rate is 2.00%.

Equity – unfunded commitment

The investment in ISQ Orchid Fund, L.P. was for a commitment amount of $18,900,000. An amount of $900,000 was unfunded as of June 30, 2026.

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

Income (loss) before tax expense (benefit) includes the following components:

	For the Six Months Ended June 30, 2026	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Income (loss) before income taxes:
Total income (loss) before income taxes	$11,540,085	$-

Series II incurs income tax expense (benefit) related to its holdings of certain equity investments in Taxable Subsidiaries. The components of the provision for (benefit from) income taxes are as follows:

	For the Six Months Ended June 30, 2026	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Deferred:
Federal Income Tax	$2,458,326	$-
State and Local Income Tax	97,088	-
	$2,555,414	$-
Current:
Federal Income Tax	$144,458	$-
State and Local Income Tax	44,560	-
	$189,018	$-

Total Income Tax Provision (Benefit)	$2,744,432	$-

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

For the Six Months Ended June 30, 2026
U.S. Partnership Federal Statutory Tax Rate	-%
Income taxes at federal corporate tax rate	22.55%
State and Local Income Taxes (net of federal tax)	1.23%
Effective Income Tax Rate	23.78%

The following table represents significant components of Series II’s deferred tax assets and liabilities:

	For the Six Months Ended June 30, 2026	For the period from March 28, 2025 (Funding Date) to June 30, 2025
Deferred Tax Asset	$-	$-
Unrealized Appreciation (Depreciation)	$-	$-

Deferred Tax Liability	$11,288,835	$-
Current Tax Payable	$39,016	$-
Unrealized Appreciation (Depreciation)	$11,327,851	$-

In evaluating the appropriateness of accruing tax assets, Series II assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Series II considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible.

Tax Contingencies

Series II files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Series II is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of June 30, 2026 and December 31, 2025, tax years including and after 2025 are subject to examinations by the tax authorities.

11.	FINANCIAL HIGHLIGHTS

The following are the financial highlights for the six months ended June 30, 2026:

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	F-S Shares	F-I Shares	F-J Shares	I Shares (7)	J Shares (7)	E Shares
Per Share Data:
Net asset value at beginning of period	$30.54	$32.19	$32.44	$31.73	$31.36	$32.12	$32.43	$31.80	$33.60	$30.12	$32.07	$31.33	$-	$-	$33.57

Proceeds from issuance of shares	-	-	-	-	-	-	-	-	-	-	-	-	25.00	25.00	-
Premium/(Discount) on issuance of shares	2.23	0.00	(0.14)	0.04	(0.08)	(0.09)	(0.09)	3.31	(0.72)	1.86	(0.16)	(0.01)	(0.06)	1.34	(0.13)
Distributions declared (1)	(0.83)	(0.84)	(0.89)	(0.84)	(0.84)	(0.84)	(0.84)	(0.79)	(0.84)	(0.79)	(0.79)	(0.79)	(0.34)	(0.34)	(0.79)
Service fees	(1.55)	0.01	-	(0.10)	0.07	0.02	-	(3.01)	-	(1.48)	-	(0.18)	-	(1.99)	-

Net investment income/(loss) (2)	(0.26)	(0.61)	(0.14)	(0.55)	(0.74)	(0.68)	(0.66)	(0.29)	-	(0.16)	(0.16)	(0.48)	-	(0.09)	(0.01)
Net realized and unrealized gain/(loss) (3)	1.30	1.63	1.31	1.60	1.63	1.63	1.64	0.34	1.66	1.25	1.30	1.55	0.07	0.38	1.63
Reallocation of unrealized gain/(loss)	0.48	(0.79)	(0.04)	(0.13)	(0.80)	(0.80)	(0.80)	-	(0.77)	0.30	-	(0.01)	-	-	(0.58)
Net increase/(decrease) in net assets resulting from operations	1.52	0.23	1.13	0.92	0.09	0.15	0.18	0.05	0.89	1.39	1.14	1.06	0.07	0.29	1.04

Net asset value at end of period	$31.91	$31.59	$32.54	$31.75	$30.60	$31.36	$31.68	$31.36	$32.93	$31.10	$32.26	$31.41	$24.67	$24.30	$33.69
Shares outstanding at end of period	1,191,472	405,755	152,528	738,981	100	100	100	86,651	41	2,036,534	834,780	4,252,997	13,000	187,442	466,420
Weighted average shares outstanding	745,285	402,691	88,699	699,793	100	100	100	17,917	40	1,103,699	543,936	3,952,424	2,155	45,535	440,904
Ratio/Supplemental Data:
Net assets at end of period	$38,018,838	$12,817,846	$4,963,116	$23,462,815	$3,060	$3,136	$3,168	$2,717,390	$1,350	$63,342,664	$26,926,148	$133,569,315	$320,702	$4,555,475	$15,715,715
Ratio to average net assets (4)(5)
Total expenses before expense support and after performance participation allocation	7.41%	9.82%	6.89%	9.48%	10.98%	10.31%	10.08%	9.42%	5.85%	7.14%	6.67%	9.06%	8.62%	7.49%	5.92%
Total expenses after expense support and after performance participation allocation	3.97%	6.34%	3.38%	5.96%	7.43%	6.85%	6.65%	5.55%	2.40%	3.59%	3.30%	5.56%	4.23%	4.00%	2.49%
Total expenses after expense support and before performance participation allocation	3.61%	3.45%	3.29%	3.61%	4.47%	3.97%	3.80%	4.12%	2.40%	3.67%	3.23%	3.56%	4.23%	4.00%	2.49%
Net investment loss (5)	-1.65%	-3.86%	-0.88%	-3.50%	-4.86%	-4.36%	-4.18%	-1.85%	0.00%	-1.01%	-1.01%	-3.10%	0.03%	-0.70%	-0.08%
Total return (6)(7)	7.20%	0.76%	3.06%	2.72%	0.26%	0.26%	0.29%	1.11%	0.52%	5.88%	3.06%	2.78%	0.05%	-1.43%	2.72%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 8).
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of Series II shares in relation to fluctuating market value for the portfolio.
(4)	Actual results may not be indicative of future results. Additionally, an individual shareholder's ratio may vary from the ratios presented for a share class as a whole.
(5)	The ratios were derived using the simple average net assets during the applicable period.
(6)	The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period. Amounts are not representative of total return as calculated for purposes of the Performance Participation Allocation as described in Note 6. The Series II performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Series II shares.
(7)	Class I shares and Class J shares were first issued on June 1, 2026 and May 1, 2026, respectively. Amounts presented are for the period from issuance date through June 30, 2026. The ratios of expense and net investment income (loss) and the total return for these share classes have not been annualized.

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

In July 2026, Series II issued 424,350 Shares for total aggregate net consideration of $12,894,500. The offer and sale of such Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Series II acquired a further $29,090,337 of equity investments and $100,009 of debt investments from affiliates after June 30, 2026.

Fifth Amended and Restated Limited Liability Company Agreement

On August 11, 2026, by a written consent, ISQ Holdings, LLC, as Series I controlling shareholder, and the Blocker, as the Series II controlling shareholder, approved the Fifth Amended and Restated Limited Liability Company Agreement (the “Fifth A&R LLCA”). On August 11, 2026, the Fifth A&R LLCA was executed, which amended and restated the Company’s Fourth Amended and Restated Limited Liability Company Agreement, dated as of August 11, 2025.

The amendment and restatement effects certain changes, including, among other things (i) modifying the indemnification provisions, (ii) revising the conflicts of interest provisions, (iii) replacing the subjective good faith standard of conduct with an objective standard of reasonableness, and (iv) requiring the approval of a majority of shareholders to approve certain amendments.

Management Agreement

On August 11, 2026, the Company entered into the Amended and Restated Management Agreement (the “A&R Management Agreement”) with the Manager. The Manager is an affiliate of I Squared and the Company. On August 11, 2026, the A&R Management Agreement was executed, which amended and restated the Company’s Management Agreement, dated as of September 2, 2025.

The amendment and restatement effects certain changes, including, among other things, expanding the definition of “Cause Event” to broaden the scenarios under which the Company may terminate the A&R Management Agreement without payment of a termination fee to the Manager.

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

Infrastructure Assets make up and are expected to continue to make up a substantial portion of our assets. Additionally, we expect that, in the ordinary course, our control-oriented acquisitions of Infrastructure Assets, and loans made to a specific infrastructure project or, to a lesser extent, our other strategic investments in Infrastructure Assets, will make up approximately 80% of our assets (with no more than 30% of our assets made up of Joint Ventures and Infrastructure Assets located in countries that are not members of the Organization for Economic Co-operation and Development (the “OECD”)).

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

Series II recorded $1,680,663 of revenues for the three months ended June 30, 2026, consisting of dividend income and interest income, of which $237,877 and $187,556, respectively, is attributable to investors in Series I through its investment in Series II. Income was received from realized dividends on our equity investments, interest received from credit investments, and interest from the Liquidity Portfolio.

Series II recorded $3,099,021 of revenues for the six months ended June 30, 2026, consisting of dividend income and interest income, of which $457,381 and $292,962, respectively, is attributable to investors in Series I through its investment in Series II. Income was received from realized dividends on our equity investments, interest received from credit investments, and interest from the Liquidity Portfolio.

Expenses

Management Fee

Pursuant to the management agreement with the Manager (the “Management Agreement”), the Manager is entitled to receive the management fee (the “Management Fee”), which is reduced by the Offsetable Fees (as defined below), as applicable, from the Company. The Management Fee is paid by Series II and indirectly borne by Series I through its indirect investment in Series II.

The Management Fee is payable monthly in arrears in an amount equal to (i) 0.75% per annum for Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares and Class F-JTE Shares (together with Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares and Class F-ITE Shares, the “Founder Shares”), and (ii) 1.25% per annum for Class S Shares, Class D Shares, Class I Shares, Class J Shares, Class STE Shares, Class DTE Shares, Class ITE Shares and Class JTE Shares of the month-end net asset value (“NAV”) attributable to the Shares, before giving effect to any accruals for the Management Fee, ongoing shareholder servicing fees of 0.85% of NAV per annum for Class F-S Shares, Class S Shares, Class F-STE Shares and Class STE Shares, shareholder servicing fees of 0.50% of NAV per annum of Class F-J Shares, Class F-JTE Shares, Class J Shares and Class JTE Shares and shareholder servicing fees of 0.25% for Class F-D Shares, Class D Shares, Class F-DTE Shares and Class DTE Shares (the “Servicing Fee”), the Performance Participation Allocation (defined below), share redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which we indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Assets (each, an “Intermediate Entity” and together “Intermediate Entities”), as determined in the good faith judgment of the Manager. Such Management Fee is calculated on a monthly basis based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. With respect to the Founder Shares, the Management Fee is payable monthly in arrears in an amount equal to 0.75% per annum for the Founder Shares (the “Management Fee Rate”) and will increase to 1.25% per annum after the first 36 months in which the Founder Shares are offered measured from the date of commencement of the Private Offering. The Manager, in its sole discretion, may agree to waive all or a portion of the Management Fee, or to agree to a reduced/rebated Management Fee Rate, with respect to any particular Shareholder or financial intermediary. The Class E Shares and Class ETE Shares will not bear a Management Fee. To avoid duplication, Series I Shares will bear their proportional share of the Management Fee indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Management Fee.

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

The Manager earned $556,484 total Management Fees for the three months ended June 30, 2026, $149,353 of which is attributable to investors in Series I through its investment in Series II and $407,131 of which is attributable to investors in Series II.

The Manager earned $929,209 total Management Fees for the six months ended June 30, 2026, $242,040 of which is attributable to investors in Series I through its investment in Series II and $687,169 of which is attributable to investors in Series II.

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

Series II pays the Performance Participation Allocation to I Squared. I Squared may elect to receive the Performance Participation Allocation in cash, Class E Shares and/or shares, interests or other forms of beneficial ownership in any Intermediate Entities. If the Performance Participation Allocation is paid in Class E Shares, such Shares may be redeemed at I Squared’s or its affiliate’s request and are subject to the quarterly redemption limitations of our quarterly share redemption program. I Squared intends to only request redemption of the Initial Capital Commitment (as defined below) following the earlier of (i) two years from the date the Company acquires its first Seed Asset(s) or (ii) such time the Company’s NAV exceeds $750 million; provided that such redemption requests may be accepted only after all redemption requests from unaffiliated shareholders have been fulfilled. I Squared intends to initially elect to receive the Performance Participation Allocation in Class E Shares. To align its economic interests with those of Shareholders, I Squared intends to delay the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. I Squared will give Shareholders at least one calendar quarter’s notice prior to making significant changes in the manner in which I Squared expects to receive its Performance Participation Allocation.

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

The Manager earned a Performance Participation Allocation of $44,204 for the three months ended June 30, 2026, $23,598 of which is attributable to investors in Series I through its investment in Series II and $20,606 of which is attributable to investors in Series II.

The Manager earned a Performance Participation Allocation of $1,712,216 for the six months ended June 30, 2026, $490,127 of which is attributable to investors in Series I through its investment in Series II and $1,222,089 of which is attributable to investors in Series II.

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

For the three months ended June 30, 2026, the Company incurred Servicing Fees of $68,228, consisting of $19,558 and $48,670 for Series I investors and Series II investors, respectively.

For the six months ended June 30, 2026, the Company incurred Servicing Fees of $295,782, consisting of $80,953 and $214,829, for Series I investors and Series II investors, respectively.

Administration

SS&C GIDS, Inc. serves as the administrator (the “Administrator”) and accounting agent. Pursuant to the administration agreement, the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator is entitled to receive a monthly fee relative to the monthly value of the Company’s net assets, subject to a minimum annual fee, plus out-of-pocket expenses. For the three months ended June 30, 2026, the Company incurred fees to the Administrator of $290,353. For the six months ended June 30, 2026, the Company incurred fees to the Administrator of $586,011.

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

For the three months ended June 30, 2026, Series II did not incur Organizational and Offering Expenses. For the three months ended June 30, 2026, Series II amortized $441,226 of deferred offering expenses.

For the six months ended June 30, 2026, Series II did not incur Organizational and Offering Expenses. For the six months ended June 30, 2026, Series II amortized $882,452 of deferred offering expenses.

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

For the three months ended June 30, 2026, the Manager elected to provide Series II Expense Support of $2,392,865, of which $606,333 was attributable to investors in Series I through its investment in Series II.

For the six months ended June 30, 2026, the Manager elected to provide Series II Expense Support of $4,409,942, of which $1,077,526 was attributable to investors in Series I through its investment in Series II.

Operating Expenses

Each Series pays all costs, expenses and liabilities incurred in connection with affairs of the Company generally or any Series (collectively, the “Operating Expenses”), including its pro rata share of costs, expenses and liabilities incurred by any Intermediate Entities. Each Series will pay or otherwise bear its proportionate portion of the foregoing payments, fees, costs, expenses and other liabilities (for the avoidance of doubt, including any applicable value added tax) or obligations resulting from, related to, associated with, arising from or incurred in connection with the Company generally and/or operations. The Company will bear any extraordinary expenses it may incur, including any litigation expense.

Series II incurred Operating Expenses of $3,528,250, of which $968,049 is allocated to Series I through its investment in Series II, for the three months ended June 30, 2026. Series I further incurred its own Operating Expenses of $142,967, for the three months ended June 30, 2026.

Series II incurred Operating Expenses of $6,127,384, of which $1,642,889 is allocated to Series I through its investment in Series II, for the six months ended June 30, 2026. Series I further incurred its own Operating Expenses of $283,118, for the six months ended June 30, 2026.

Net Unrealized Appreciation

Series II recorded $4,972,033, of net change in unrealized appreciation for the three months ended June 30, 2026. Of this amount, $1,269,866 is attributable to Series I for its investment in Series II. Net changes in unrealized appreciation were generated from positive changes in value of our Infrastructure Assets. A smaller portion of unrealized appreciation was generated from our Liquidity Portfolio holdings.

Series II recorded $11,819,744 of net change in unrealized appreciation for the six months ended June 30, 2026. Of this amount, $2,811,206 is attributable to Series I for its investment in Series II. Net changes in unrealized appreciation were generated from positive changes in value of our Infrastructure Assets. A smaller portion of unrealized appreciation was generated from our Liquidity Portfolio holdings.

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

Liquidity and Capital Resources

As of June 30, 2026, Series I and Series II had $6,743 and $23,747,560 in cash and cash equivalents, respectively, primarily the result from sales of our Shares.

Series II entered into the 2026 Credit Agreement, pursuant to which the lenders thereunder agreed to provide revolving loans up to an aggregate initial principal amount of $60,000,000 subject to customary conditions. No amounts had been drawn under this facility as of June 30, 2026.

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

Our primary use of cash is (i) the acquisition of Infrastructure Assets, (ii) the cost of operations (including the Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, (iv) distributions and (v) periodic redemptions, including under any share redemptions or tender offers, subject to quarterly offering of a redemption window.

Cash Flows

The following table summarizes the changes to our cash flows for the six months ended June 30, 2026:

	June 30, 2026 (Series I)	June 30, 2026 (Series II)
Net Cash flows provided by (used in):
Operating activities	$(46,689,445)	$(133,417,477)
Financing activities	$46,689,188	$154,887,066
Net increase/(decrease) in cash	$(257)	$21,469,589

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

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended June 30, 2026 that are expected to have a material impact on our financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

I Squared committed to invest at least $15,000,000, in the aggregate, across the Company and other associated vehicles managed by the Manager (the “Initial Capital Commitment”), including $7,500,000 in the Company. See “—Results of Operations” above for other contractual obligations and commitments with payments due subsequent to June 30, 2026.

Net Asset Value

We calculate NAV per share in accordance with valuation policies and procedures that have been approved by the Board. Our U.S. GAAP net asset value (“GAAP NAV”) is our NAV determined in accordance with U.S. GAAP. Our transactional NAV is calculated by adjusting our GAAP NAV as of the relevant valuation date as follows: (i) the Excess Expenses paid by the Manager pursuant to the Expense Limitation Agreement will be recognized as a reduction to Transactional NAV in the month we reimburse the Manager for such costs, (ii) shareholder servicing fees, as applicable, are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued, (iii) tax liabilities of certain taxable subsidiaries through which we hold Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by us are excluded (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iv) for assets acquired or sold pursuant to seller provided financing and/or delayed payment terms, Transactional NAV shall only reflect the portion of the asset acquired or sold that has been paid for and shall not account for the portion of the asset that remains financed.

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

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.

Share Redemptions

There have been no share redemptions that are registered under Section 12 of the Exchange Act for the three months ended June 30, 2026.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Fifth Amended and Restated Limited Liability Company Agreement

On August 11, 2026, by a written consent, ISQ Holdings, LLC, as Series I controlling shareholder, and ISQ Open Infrastructure Holdings, L.P., as the Series II controlling shareholder, approved the Fifth Amended and Restated Limited Liability Company Agreement (the “Fifth A&R LLCA”). On August 11, 2026, the Fifth A&R LLCA was executed, which amended and restated the Company’s Fourth Amended and Restated Limited Liability Company Agreement, dated as of August 11, 2025.

The amendment and restatement effects certain changes, including, among other things (i) modifying the indemnification provisions, (ii) revising the conflicts of interest provisions, (iii) replacing the subjective good faith standard of conduct with an objective standard of reasonableness, and (iv) requiring the approval of a majority of shareholders to approve certain amendments.

The foregoing summary description of the Fifth A&R LLCA does not purport to be complete and is qualified in its entirety by reference to the Fifth A&R LLCA, a copy of which is included as Exhibit 3.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Management Agreement

On August 11, 2026, the Company entered into the Amended and Restated Management Agreement (the “A&R Management Agreement”) with the Manager. The Manager is an affiliate of I Squared and the Company. On August 11, 2026, the A&R Management Agreement was executed, which amended and restated the Company’s Management Agreement, dated as of September 2, 2025.

The amendment and restatement effects certain changes, including, among other things, expanding the definition of “Cause Event” to broaden the scenarios under which the Company may terminate the A&R Management Agreement without payment of a termination fee to the Manager.

The foregoing summary description of the A&R Management Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R Management Agreement, a copy of which is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation, dated January 15, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 11, 2025)
3.2	Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series I, dated March 13, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)
3.3	Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series II, dated March 13, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)
3.4*	Fifth Amended and Restated Limited Liability Company Agreement, by and among ISQ OpenInfra Registered Advisor LLC, ISQ Holdings, LLC, ISQ Open Infrastructure Holdings, L.P., ISQ Open Infrastructure Investors, L.P. and any other Persons who are or hereafter become Members or parties, dated as of August 11, 2026
4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025)
4.2	Share Redemption Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025)
10.1	Credit Agreement, dated as of June 11, 2026, among ISQ Open Infrastructure Company LLC - Series II, as initial borrower, the other borrowers from time to time party thereto, the lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent and lead arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2026)
10.2*	Amended and Restated Management Agreement, by and between ISQ Open Infrastructure Company LLC and ISQ OpenInfra Registered Advisor LLC, dated as of August 11, 2026
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

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

Date: August 14, 2026