Form 10-Q
period 2026-09-30
ISQ Open Infrastructure Co LLC
filed 2026-11-13
CIK 2059924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 1, 2026, the registrant had, with respect to Series I, 1,539,979 Class F-STE shares outstanding, 410,173 Class F-DTE shares outstanding, 242,218 Class F-ITE shares outstanding, 756,708 Class F-JTE shares outstanding, 110 Class STE shares outstanding, 110 Class DTE shares outstanding, 640,641 Class ITE shares outstanding, 148,879 Class JTE shares outstanding and 82 Class ETE shares outstanding, and, with respect to Series II, 2,897,281 Class F-S shares outstanding, 989,925 Class F-I shares outstanding, 4,285,396 Class F-J shares outstanding, 140,220 Class I shares outstanding, 807,058 Class J shares outstanding and 647,068 Class E shares outstanding. Shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

Certain Terms Used in this Quarterly Report on Form 10-Q

•
the terms “we,” “us,” “our,” and the “Company,” refer to ISQ Open Infrastructure Company LLC or, where applicable, Series I and/or Series II;
•
the term “Board” refers to each of the Series’ board of directors;
•
the term “I Squared” refers collectively to I Squared Capital Advisors (US) LLC and its subsidiaries;
•
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
o
attractive pricing upon entry; and
o
limited exposure to risks arising from climate change.
•
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
•
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
•
the term “Manager” refers to ISQ OpenInfra Registered Advisor LLC, our manager, an affiliate of I Squared and an investment adviser registered under the United States (the “U.S.”) Investment Advisers Act of 1940, as amended (the “Advisers Act”);
•
the term “Series I” refers to ISQ Open Infrastructure Company LLC – Series I, a registered series of the Company;
•
the term “Series II” refers to ISQ Open Infrastructure Company LLC – Series II, a registered series of the Company;
•
the term “Series” refers collectively to Series I and Series II;

•
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
•
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
•
the term “Shareholders” refers, individually and collectively, to Series I Shareholders and/or Series II Shareholders, which term may also refer to prospective shareholders in the applicable Series, as the context requires;
•
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

Part I. Financial Information

Item 1. Financial Statements

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investment in ISQ Open Infrastructure Company LLC - Series II	$95,397,626	$35,601,783
Cash	6,489	7,000
Distribution receivable from ISQ Open Infrastructure Company LLC - Series II	985,835	-
Due from Manager - Expense Support	292,292	476,948
Prepaid expenses	20,000	-
Deferred offering costs	-	173,197
Total Assets	96,702,242	36,258,928

Liabilities
Distribution payable	$985,653	$-
Professional fees payable	222,971	176,749
Organizational costs payable	107,151	268,457
Offering costs payable	61,065	221,784
Accounts payable & accrued expenses	1,000	-
Total Liabilities	$1,377,840	$666,990
Commitments and Contingencies (Note 5)
Net Assets	$95,324,402	$35,591,938

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC
Series I

Consolidated Statements of Assets and Liabilities (Unaudited) – continued

	September 30, 2026	December 31, 2025
Net Asset Value Per Share
F-STE Shares
Net Assets	$46,349,592	$3,235,263
Shares outstanding	1,496,342	107,654
Net asset value per share	$30.98	$30.05
F-DTE Shares
Net Assets	$12,919,123	$12,853,300
Shares outstanding	410,173	400,110
Net asset value per share	$31.50	$32.12
F-ITE Shares
Net Assets	$7,772,412	$1,319,365
Shares outstanding	241,132	41,020
Net asset value per share	$32.23	$32.16
F-JTE Shares
Net Assets	$23,679,720	$18,167,268
Shares outstanding	756,708	578,956
Net asset value per share	$31.29	$31.38
STE Shares
Net Assets	$3,373	$3,462
Shares outstanding	110	110
Net asset value per share	$30.66	$31.47
DTE Shares
Net Assets	$3,449	$3,537
Shares outstanding	110	110
Net asset value per share	$31.35	$32.15
ITE Shares
Net Assets	$322,022	$3,568
Shares outstanding	10,152	110
Net asset value per share	$31.72	$32.44
JTE Shares
Net Assets	$4,272,026	$3,506
Shares outstanding	136,202	110
Net asset value per share	$31.37	$31.87
ETE Shares
Net Assets	$2,685	$2,669
Shares outstanding	82	80
Net asset value per share	$32.74	$33.36

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC
Series I

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025*
Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II
Interest income (net of tax withholding of $6,103, $0, $19,227 and $0, respectively)	$177,984	$-	$470,946	$-
Dividend income	-	-	457,381	-
Professional fees	(465,946)	-	(1,448,535)	-
Performance participation allocation	(106,132)	-	(596,259)	-
Interest and loan related fees	(118,312)	-	(504,171)	-
Management fees	(180,191)	-	(422,231)	-
Amortization of deferred offering costs	(110,110)	-	(325,376)	-
Broken deal expenses	(65,621)	-	(202,675)	-
Travel and entertainment expenses	(37,574)	-	(138,696)	-
Servicing fee accretion	(26,044)	-	(106,997)	-
Other expenses	(22,347)	-	(58,612)	-
Expenses	-	(1,114,185)	-	(2,876,443)
Total Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(954,293)	(1,114,185)	(2,875,225)	(2,876,443)
Less: Expense Support from Manager	(60,856)	(1,114,185)	(1,138,382)	(2,876,443)
Net Investment Income and Expenses Allocated from ISQ Open Infrastructure Company LLC - Series II	(893,437)	-	(1,736,843)	-
Expenses
Professional fees	$87,120	$93,405	$254,698	$119,124
Amortization of deferred offering costs	57,732	-	173,197	-
Other expenses	20,000	170	20,075	170
Organizational costs	-	89,042	-	285,606
Total Expenses	164,852	182,617	447,970	404,900
Less: Expense Support from Manager	(17,402)	(182,617)	(215,422)	(404,900)
Net Expenses	147,450	-	232,548	-
Net Investment Income (Loss)	(1,040,887)	-	(1,969,391)	-
Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investment allocated from ISQ Open Infrastructure Company LLC - Series II (net of deferred taxes of $198,466, $0, $816,247 and $0, and current taxes of $84,029, $0, $111,378 and $0, respectively)	1,844,287	-	4,662,489	-
Net change in unrealized gain (loss) on derivative investments allocated from ISQ Open Infrastructure Company LLC - Series II	41,070	-	34,735	-
Net change in unrealized gain (loss) on foreign currency translation allocated from ISQ Open Infrastructure Company LLC - Series II	762	-	101	-
Net Realized and Unrealized Gain (Loss) on Investments	1,886,119	-	4,697,325	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$845,232	$-	$2,727,934	$-

*For the period from March 28, 2025 ("Funding Date") to September 30, 2025

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2026	$38,019,759	$12,795,774	$4,967,794	$23,473,964	$3,385	$3,460	$3,492	$2,717,147	$2,669	$81,987,444
Consideration from the issuance of shares	8,446,225	-	2,779,750	-	-	-	320,000	1,568,411	-	13,114,386
Reinvestment of distributions	241,851	138,911	32,351	241,289	-	-	-	28,512	28	682,942
Distributions (Note 4)	(483,767)	(131,994)	(78,561)	(243,887)	(35)	(35)	(3,258)	(44,088)	(27)	(985,652)
Net increase (decrease) in net assets resulting from capital activity	8,204,309	6,917	2,733,540	(2,598)	(35)	(35)	316,742	1,552,835	1	12,811,676
Net investment income (loss)	(492,520)	(150,805)	(62,570)	(283,022)	(42)	(41)	(2,383)	(49,491)	(13)	(1,040,887)
Net change in unrealized appreciation (depreciation)	901,981	268,454	133,648	495,293	65	65	4,171	82,414	28	1,886,119
Net increase (decrease) in net assets resulting from operations	409,461	117,649	71,078	212,271	23	24	1,788	32,923	15	845,232
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	(283,937)	(1,217)	-	(3,917)	-	-	-	(30,879)	-	(319,950)
Balance at September 30, 2026	$46,349,592	$12,919,123	$7,772,412	$23,679,720	$3,373	$3,449	$322,022	$4,272,026	$2,685	$95,324,402

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	Total Shareholders' Equity (Net Assets)
Balance at December 31, 2025	$3,235,263	$12,853,300	$1,319,365	$18,167,268	$3,462	$3,537	$3,568	$3,506	$2,669	$35,591,938
Consideration from the issuance of shares	43,808,158	-	6,386,125	5,041,125	-	-	320,000	4,365,411	-	59,920,819
Reinvestment of distributions	355,642	319,365	61,012	535,215	-	-	-	28,512	64	1,299,810
Distributions (Note 4)	(1,114,977)	(451,446)	(161,821)	(811,856)	(122)	(122)	(3,345)	(73,739)	(91)	(2,617,519)
Net increase (decrease) in net assets resulting from capital activity	43,048,823	(132,081)	6,285,316	4,764,484	(122)	(122)	316,655	4,320,184	(27)	58,603,110
Net investment income (loss)	(718,782)	(413,063)	(78,952)	(700,629)	(122)	(116)	(2,455)	(55,251)	(21)	(1,969,391)
Net change in unrealized appreciation (depreciation)	1,868,855	926,601	249,874	1,613,457	228	228	4,334	88,463	95	4,752,135
Reallocation of unrealized gain (loss)	356,072	(319,548)	(3,191)	(87,792)	(80)	(80)	(80)	(80)	(31)	(54,810)
Net increase (decrease) in net assets resulting from operations	1,506,145	193,990	167,731	825,036	26	32	1,799	33,132	43	2,727,934
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	(1,440,639)	3,914	-	(77,068)	7	2	-	(84,796)	-	(1,598,580)
Balance at September 30, 2026	$46,349,592	$12,919,123	$7,772,412	$23,679,720	$3,373	$3,449	$322,022	$4,272,026	$2,685	$95,324,402

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	Total Shareholders' Equity (Net Assets)
Balance at June 30, 2025	$-	$-	$-	$-	$-	$-	$-	$-	$2,000	$2,000
Consideration from the issuance of shares	2,750	2,750	2,750	2,750	2,750	2,750	2,750	2,750	-	22,000
Net increase (decrease) in net assets resulting from capital activity	2,750	2,750	2,750	2,750	2,750	2,750	2,750	2,750	-	22,000
Net investment income (loss)	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation)	-	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	-	-	-	-
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2025	$2,750	$2,750	$2,750	$2,750	$2,750	$2,750	$2,750	$2,750	$2,000	$24,000

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	Total Shareholders' Equity (Net Assets)
Balance at March 28, 2025 (Funding Date)	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consideration from the issuance of shares	2,750	2,750	2,750	2,750	2,750	2,750	2,750	2,750	2,000	24,000
Net increase (decrease) in net assets resulting from capital activity	2,750	2,750	2,750	2,750	2,750	2,750	2,750	2,750	2,000	24,000
Net investment income (loss)	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation)	-	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	-	-	-	-
Accrued service fees allocated from ISQ Open Infrastructure Company LLC - Series II	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2025	$2,750	$2,750	$2,750	$2,750	$2,750	$2,750	$2,750	$2,750	$2,000	$24,000

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series I

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2026	For the period from March 28, 2025 (Funding Date) to September 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,727,934	-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net purchase of limited liability company interests in ISQ Open Infrastructure Company LLC – Series II	(58,433,942)	(21,000)
Net investment income and expenses allocated from ISQ Open Infrastructure Company LLC – Series II	1,736,843	-
Net change in unrealized gain (loss) on investment allocated from ISQ Open Infrastructure Company LLC – Series II	(4,697,325)	-
Net (increase) decrease in operating assets:
Due from Manager - Expense Support	184,656	(404,900)
Deferred offering costs	173,197	-
Prepaid expenses	(20,000)	-
Distribution receivable from ISQ Open Infrastructure Company LLC - Series II	(985,835)	-
Net increase (decrease) in operating liabilities:
Professional fees payable	46,222	119,124
Accounts payable & accrued expenses	1,000	-
Offering costs payable	(160,719)	-
Organizational costs payable	(161,306)	285,606
Net cash used in operating activities	(59,589,275)	(21,170)

Cash flows from financing activities
Capital contributions	59,920,819	24,000
Distributions paid in cash, net of distribution payable and reinvestment of distributions	(332,055)	-
Net cash provided by financing activities	59,588,764	24,000

Net increase (decrease) in cash	(511)	2,830
Cash, beginning of period	7,000	-
Cash, end of period	$6,489	$2,830

Supplemental disclosure of non-cash financing activities
Reinvestment of distributions	$1,299,810	$-

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

Each of Series I and Series II will remain in existence until its certificate of registered series has been cancelled in the manner required by the LLC Act following Series I’s or Series II’s, as applicable, dissolution and the completion of the winding up of such Series in accordance with the Fifth Amended and Restated Limited Liability Company Agreement of the Company (the “LLC Agreement”), the applicable series agreement and Delaware law.

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

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and benefits from I Squared’s infrastructure sourcing and portfolio management platform pursuant to an amended and restated management agreement (the “Management Agreement”), entered into with ISQ OpenInfra Registered Advisor LLC (the “Manager”), an affiliate of I Squared, on August 11, 2026, to support the Company in managing its portfolio of Infrastructure Assets.

In pursuing its investment objective, Series I has invested and continues to invest substantially all of its assets in Series II. The portfolio of Series I typically consists solely of Series II shares. Therefore, Series I’s investment results correspond directly to the investment results of Series II. Series II has the same business objective and strategy as Series I. For convenience of the reader, references to Series II’s investments also refer to Series I’s investments (and vice versa), and references to the risks of investing in Series II also refer to the risks of investing in Series I (and vice versa), except as otherwise provided. Series I and Series II are part of a master-feeder fund structure. The feeder fund, Series I, has invested and continues to invest substantially all of its assets in the master fund, Series II, through the Blocker (as defined below).

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

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and money market funds with financial institutions with maturities of three months or fewer at the time of acquisition. As of September 30, 2026 and December 31, 2025, Series I held cash of $6,489 and $7,000, respectively.

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

Investment in Series II— On a monthly basis Series I records its proportionate share of the income, expenses, realized gains and losses and change in unrealized gains and losses of Series II. In addition, Series I accrues its own income and expenses. As of September 30, 2026 and December 31, 2025, Series I owned 24.9% and 22.5% of the net assets of Series II, respectively. The performance of Series I is directly impacted by the performance of Series II. The notes to Series II unaudited consolidated financial statements are attached to Series I unaudited consolidated financial statements and are an integral part of these unaudited consolidated financial statements.

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

3.
RELATED PARTY TRANSACTIONS

Management Agreement

The Company on behalf of each Series entered into the Management Agreement with the Manager, originally on September 2, 2025 and amended and restated on August 11, 2026. Under the Management Agreement, the Manager is responsible for identifying, assessing, and overseeing the Company’s investment opportunities. The Manager also provides recommendations to the Principal Committee (or a member thereof) acting on behalf of Series II regarding the acquisition, management, financing, and sale of the Company’s assets (including the Infrastructure Assets), in alignment with the Company’s objectives, guidelines, policies, and limitations.

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, which ran through and including June 30, 2026 pursuant to which the Manager agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary, so that, for the fiscal year, the Company’s annual Specified Expenses (as defined below) did not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager ("Excess Expenses"), when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager is permitted to recapture a Specified Expense in the same year it is incurred. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and each Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquired its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

The Manager agreed to reimburse expenses of $215,422, and $642,214 incurred by the Company for the nine months ended September 30, 2026, and for the period from the Funding Date to December 31, 2025, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period. As of September 30, 2026 and December 31, 2025, the Company recorded $292,292 and $476,948, respectively, as Due from Manager.

The Manager believes that it is not probable for Series I to be required to reimburse the expenses waived by the Manager.

For the Period Ended:	Amount	Last Expiration Date
December 31, 2025	$642,214	December 31, 2030
March 31, 2026	97,847	March 31, 2031
June 30, 2026	100,173	June 30, 2031
September 30, 2026	17,402	June 30, 2031
Total	$857,636

Excluded from the amounts above are $60,856, $1,138,382 and $1,287,838 of Expense Support from Manager for the three and nine months ended September 30, 2026 and for the period from the Funding Date to December 31, 2025, respectively. These amounts represent Series I’s proportionate share of reimbursements that are allocated to it through its investment in Series II and included within the Unaudited Consolidated Statements of Operations within the net investment income and expenses allocated from Series II.

Organizational Expenses and Offering Expenses

Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series I and enable it legally to do business. Organizational expenses are paid by the Manager, subject to potential recoupment. For the three and nine months ended September 30, 2025, Series I incurred organizational expenses of $906,251 and $2,760,587, respectively, related to legal, accounting, regulatory filings, and other out-of-pocket costs associated with the formation of Series I and its intermediate entities. The amounts for the three and nine months ended September 30, 2025 were previously included in expenses on the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2025 and for the period from March 28, 2025 to September 30, 2025. Certain of these organizational expenses were initially paid by the Manager on behalf of Series I. For the three and nine months ended September 30, 2026, Series I did not incur organizational expenses associated with the formation of Series I and its intermediate entities.

Pursuant to the Company’s governing documents, the Company reimburses the Manager for organizational expenses incurred prior to the commencement of operations, subject to the terms of the Expense Limitation Agreement.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the nine months ended September 30, 2026, Series I did not incur any offering expenses. For the period from the Funding Date to September 30, 2025, Series I incurred $214,660 in offering expenses. For the three and nine months ended September 30, 2026, Series I amortized $57,732 and $173,197, respectively, of deferred offering expenses. As of September 30, 2026, deferred offering expenses were fully amortized.

4.
SHAREHOLDERS’ EQUITY

Unregistered Sales of Equity Securities

The following tables show a summary of the Shares issued and redeemed for the three and nine months ended September 30, 2026:

	Shares Outstanding as of June 30, 2026	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2026
F-STE Shares	1,225,853	262,932	-	7,557	-	-	1,496,342
F-DTE Shares	405,809	-	-	4,364	-	-	410,173
F-ITE Shares	154,274	85,854	-	1,004	-	-	241,132
F-JTE Shares	749,143	-	-	7,565	-	-	756,708
STE Shares	110	-	-	-	-	-	110
DTE Shares	110	-	-	-	-	-	110
ITE Shares	110	10,042	-	-	-	-	10,152
JTE Shares	86,453	48,859	-	890	-	-	136,202
ETE Shares	81	-	-	1	-	-	82

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2026
F-STE Shares	107,654	1,377,572	-	11,116	-	-	1,496,342
F-DTE Shares	400,110	-	-	10,063	-	-	410,173
F-ITE Shares	41,020	198,209	-	1,903	-	-	241,132
F-JTE Shares	578,956	160,929	-	16,823	-	-	756,708
STE Shares	110	-	-	-	-	-	110
DTE Shares	110	-	-	-	-	-	110
ITE Shares	110	10,042	-	-	-	-	10,152
JTE Shares	110	135,202	-	890	-	-	136,202
ETE Shares	80	-	-	2	-	-	82

For the nine months ended September 30, 2026, Series I issued such Shares for an aggregate consideration of $59,920,819. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

The following tables show a summary of the Shares issued and redeemed for the three months ended September 30, 2025, and during the period from the Funding Date to September 30, 2025:

	Shares Outstanding as of June 30, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2025
F-STE Shares	-	110	-	-	-	-	110
F-DTE Shares	-	110	-	-	-	-	110
F-ITE Shares	-	110	-	-	-	-	110
F-JTE Shares	-	110	-	-	-	-	110
STE Shares	-	110	-	-	-	-	110
DTE Shares	-	110	-	-	-	-	110
ITE Shares	-	110	-	-	-	-	110
JTE Shares	-	110	-	-	-	-	110
ETE Shares	80	-	-	-	-	-	80

	Shares Outstanding at Formation	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2025
F-STE Shares	-	110	-	-	-	-	110
F-DTE Shares	-	110	-	-	-	-	110
F-ITE Shares	-	110	-	-	-	-	110
F-JTE Shares	-	110	-	-	-	-	110
STE Shares	-	110	-	-	-	-	110
DTE Shares	-	110	-	-	-	-	110
ITE Shares	-	110	-	-	-	-	110
JTE Shares	-	110	-	-	-	-	110
ETE Shares	-	80	-	-	-	-	80

For the period from the Funding Date to September 30, 2025, Series I issued such Shares for an aggregate consideration of $24,000. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

Beginning with the end of the first full calendar quarter in which the Shares were sold to non-affiliates of I Squared, Series I seeks to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series I will pay quarterly distributions consistently and at a specific rate, or at all. No distributions were declared for the period from the Funding Date to September 30, 2025. For the nine months ended September 30, 2026, Series I made the following distributions:

January 30, 2026

Class	Net Distribution Per Share
F-STE Shares	$0.1100
F-DTE Shares	$0.1100
F-ITE Shares	$0.1100
F-JTE Shares	$0.1100
STE Shares	$0.1100
DTE Shares	$0.1100
ITE Shares	$0.1100
JTE Shares	$0.1100
ETE Shares	$0.1100

March 31, 2026

Class	Net Distribution Per Share
F-STE Shares	$0.3399
F-DTE Shares	$0.3399
F-ITE Shares	$0.3399
F-JTE Shares	$0.3399
STE Shares	$0.3399
DTE Shares	$0.3399
ITE Shares	$0.3399
JTE Shares	$0.3399
ETE Shares	$0.3399

June 30, 2026

Class	Net Distribution Per Share
F-STE Shares	$0.3424
F-DTE Shares	$0.3424
F-ITE Shares	$0.3424
F-JTE Shares	$0.3424
STE Shares	$0.3424
DTE Shares	$0.3424
ITE Shares	$0.3424
JTE Shares	$0.3424
ETE Shares	$0.3424

September 30, 2026

Class	Net Distribution Per Share
F-STE Shares	$0.3233
F-DTE Shares	$0.3218
F-ITE Shares	$0.3258
F-JTE Shares	$0.3223
STE Shares	$0.3187
DTE Shares	$0.3202
ITE Shares	$0.3209
JTE Shares	$0.3237
ETE Shares	$0.3326

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

For the three and nine months ended September 30, 2026, Series I issued the below Shares under the DRIP. For the three and nine months ended September 30, 2025, Series I did not issue any Shares under the DRIP.

Class	Shares Reinvested	Dollars Reinvested
F-STE Shares	7,557	$241,851
F-DTE Shares	4,364	$138,911
F-ITE Shares	1,004	$32,351
F-JTE Shares	7,565	$241,289
STE Shares	-	$-
DTE Shares	-	$-
ITE Shares	-	$-
JTE Shares	890	$28,512
ETE Shares	1	$28
Total	21,381	682,942

Class	Shares Reinvested	Dollars Reinvested
F-STE Shares	11,116	$355,642
F-DTE Shares	10,063	$319,365
F-ITE Shares	1,903	$61,012
F-JTE Shares	16,823	$535,215
STE Shares	-	$-
DTE Shares	-	$-
ITE Shares	-	$-
JTE Shares	890	$28,512
ETE Shares	2	$64
Total	40,797	1,299,810

Share Redemption Program

Series I offers a share redemption program pursuant to which, on a quarterly basis, shareholders may request that the Company redeem all or any portion of their Shares. Series I may redeem fewer Shares than have been requested in any particular quarter to be redeemed under Series I’s share redemption program, or none at all, in the discretion of the board of directors (the “Board”) at any time. The Company expects that Series I will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Per our share redemption program, requests for redemption are subject to an early redemption fee (the “Early Redemption Fee”) of 5% of the NAV of the Shares redeemed from a Shareholder if Shares are redeemed within 24 months of the original issue date of such Shares. Any Early Redemption Fee benefits Series I. Aggregate NAV is reflective of Series I NAV which consists of all the underlying assets of Series II. For both the nine months ended September 30, 2026 and for the period from the Funding Date to September 30, 2025, Series I did not redeem any Shares under the share redemption program.

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

6.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the nine months ended September 30, 2026:

	F-STE	F-DTE	F-ITE	F-JTE	STE	DTE	ITE	JTE	ETE
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Per Share Data:
Net asset value at beginning of period	$30.05	$32.12	$32.16	$31.38	$31.47	$32.15	$32.44	$31.87	$33.36

Premium/(Discount) on issuance of shares	1.98	0.00	(0.12)	0.00	0.01	0.00	(0.38)	1.57	(0.04)
Distributions declared (1)	(1.12)	(1.11)	(1.12)	(1.11)	(1.11)	(1.11)	(1.11)	(1.12)	(1.12)
Service fees	(1.48)	0.01	-	(0.11)	0.06	0.02	-	(1.56)	-

Net investment income/(loss) (2)	(0.74)	(1.02)	(0.61)	(0.97)	(1.11)	(1.05)	(1.04)	(1.02)	(0.27)
Net realized and unrealized gain/(loss) (3)	1.92	2.29	1.94	2.22	2.07	2.07	1.84	1.63	1.19
Reallocation of unrealized gain/(loss)	0.37	(0.79)	(0.02)	(0.12)	(0.73)	(0.73)	(0.03)	-	(0.38)
Net increase (decrease) in net assets resulting from operations	1.55	0.48	1.31	1.13	0.23	0.29	0.77	0.61	0.54

Net asset value at end of period	$30.98	$31.50	$32.23	$31.29	$30.66	$31.35	$31.72	$31.37	$32.74
Shares outstanding at end of period	1,496,342	410,173	241,132	756,708	110	110	10,152	136,202	82
Weighted average shares outstanding	974,746	405,248	128,854	725,380	110	110	2,354	54,410	81
Ratio/Supplemental Data:
Net assets at end of period	$46,349,592	$12,919,123	$7,772,412	$23,679,720	$3,373	$3,449	$322,022	$4,272,026	$2,685
Ratio to average net assets (4)(5)(7)
Total expenses before expense support	6.73%	8.28%	5.99%	8.12%	8.49%	8.06%	5.49%	6.65%	3.28%
Total expenses after expense support	5.02%	6.14%	4.43%	6.01%	6.51%	6.13%	5.13%	5.72%	2.24%
Net investment loss (5)	(3.43%)	(4.25%)	(2.87%)	(4.14%)	(4.74%)	(4.40%)	(4.34%)	(4.30%)	(1.29%)
Total return (6)(7)	6.81%	1.54%	3.69%	3.27%	0.96%	0.97%	1.21%	1.93%	1.51%

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
(6)
The total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with the DRIP. The Series I performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Series I shares.
(7)
Ratios for the nine months ended September 30, 2026 have been annualized, except for the performance participation allocation, amortization of deferred offering costs and expense support, which have not been annualized. Total return has not been annualized.

The financial highlights for the period from the Funding Date to September 30, 2025 are not shown as Series I had not yet commenced investment operations.

7.
SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

In October 2026, Series I issued 687,889 Shares for total aggregate net consideration of $21,832,900. The offer and sale of such Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

There are no other events that require disclosure or adjustment to the unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investments at fair value (Cost $312,179,228 and $139,937,414, respectively)	$378,535,756	$183,179,945
Cash and cash equivalents	40,877,141	2,277,971
Due from Manager - Expense Support	1,076,343	4,360,335
Deferred financing costs	719,697	-
Prepaid expenses and other assets	183,383	158,043
Derivative assets at fair value	162,725	-
Prepaid income tax	6,769	-
Deferred offering costs	-	1,323,678
Total Assets	421,561,814	191,299,972

Liabilities
Deferred tax liability	$12,083,108	$8,733,421
Servicing fees payable	7,536,971	2,961,570
Performance participation allocation payable	5,561,880	3,415,609
Professional fees payable	4,018,166	164,062
Distribution payable	3,955,623	-
Management fees payable	897,140	212,689
Organizational costs payable	790,379	2,559,348
Promissory Notes (net of debt issuance costs of $120,354 and $167,226, respectively)	737,646	690,774
Investment payable	665,709	-
Offering costs payable	478,177	1,734,837
Accounts payable & accrued expenses	300,332	465,045
Interest payable	279,046	1,694,183
Current income tax payable	276,748	-
Derivative liabilities at fair value	21,674	-
Loan payable	-	10,510,000
Total Liabilities	$37,602,599	$33,141,538
Commitments and Contingencies (Note 9)
Net Assets	$383,959,215	$158,158,434

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Assets and Liabilities (Unaudited) - continued

	September 30, 2026	December 31, 2025
Net Asset Value Per Share
F-STE Shares
Net Assets	$46,382,119	$3,231,299
Shares outstanding	1,454,317	105,792
Net asset value per share	$31.89	$30.54
F-DTE Shares
Net Assets	$12,950,967	$12,878,001
Shares outstanding	410,115	400,100
Net asset value per share	$31.58	$32.19
F-ITE Shares
Net Assets	$7,772,992	$1,319,688
Shares outstanding	238,494	40,677
Net asset value per share	$32.59	$32.44
F-JTE Shares
Net Assets	$23,686,669	$18,158,680
Shares outstanding	746,452	572,307
Net asset value per share	$31.73	$31.73
STE Shares
Net Assets	$3,051	$3,136
Shares outstanding	100	100
Net asset value per share	$30.51	$31.36
DTE Shares
Net Assets	$3,128	$3,212
Shares outstanding	100	100
Net asset value per share	$31.28	$32.12
ITE Shares
Net Assets	$321,924	$3,243
Shares outstanding	10,164	100
Net asset value per share	$31.67	$32.43
JTE Shares
Net Assets	$4,275,406	$3,180
Shares outstanding	136,507	100
Net asset value per share	$31.32	$31.80
ETE Shares
Net Assets	$1,369	$1,344
Shares outstanding	42	40
Net asset value per share	$32.60	$33.60
F-S Shares
Net Assets	$87,480,565	$13,513,460
Shares outstanding	2,811,092	448,694
Net asset value per share	$31.12	$30.12
F-I Shares
Net Assets	$31,128,976	$6,660,049
Shares outstanding	964,065	207,668
Net asset value per share	$32.29	$32.07

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC Series II

Consolidated Statements of Assets and Liabilities (Unaudited) - continued

	September 30, 2026	December 31, 2025
F-J Shares
Net Assets	$134,606,444	$89,697,782
Shares outstanding	4,285,396	2,862,789
Net asset value per share	$31.41	$31.33
I Shares
Net Assets	$2,413,159	$-
Shares outstanding	97,718	-
Net asset value per share	$24.70	$-
J Shares
Net Assets	$16,914,252	$-
Shares outstanding	695,851	-
Net asset value per share	$24.31	$-
E Shares
Net Assets	$16,018,194	$12,685,360
Shares outstanding	473,441	377,933
Net asset value per share	$33.83	$33.57

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC
Series II

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025*
Income
Interest income (net of tax withholding of $24,506, $0, $79,041 and $0, respectively)	$713,177	$-	$1,923,812	$-
Dividend income	-	-	1,888,386	-
Total Income	713,177		3,812,198

Expenses
Professional fees	$1,867,446	$283,374	$5,883,556	$387,860
Performance participation allocation	434,055	-	2,146,271	-
Interest and loan related fees	474,105	13,432	2,071,129	13,432
Management fees	693,231	-	1,622,440	-
Amortization of deferred offering costs	441,226	-	1,323,678	-
Broken deal expenses	262,874	-	816,129	-
Travel and entertainment expenses	150,685	-	552,527	-
Servicing fee accretion	93,190	-	388,972	-
Other expenses	89,500	170	234,664	170
Organizational costs	-	817,209	-	2,474,981
Total Expenses	4,506,312	1,114,185	15,039,366	2,876,443
Less: Expense Support from Manager	(244,372)	(1,114,185)	(4,654,314)	(2,876,443)
Net Expenses	4,261,940	-	10,385,052	-
Net Investment Income (Loss)	(3,548,763)	-	(6,572,854)	-
Net Realized and Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments (net of deferred taxes of $794,273, $0, $3,349,687 and $0, and current taxes of $336,732, $0, $525,750 and $0, respectively)	7,391,212	-	19,238,558	-
Net change in unrealized gain (loss) on derivative investments	165,656	-	141,051	-
Net change in unrealized gain (loss) on foreign currency translation	(228)	-	(3,225)	-
Net Realized and Unrealized Gain (Loss) on Investments	7,556,640	-	19,376,384	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,007,877	$-	$12,803,530	$-

*For the period from March 28, 2025 ("Funding Date") to September 30, 2025

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	F-S Shares	F-I Shares	F-J Shares	I Shares	J Shares	E Shares	Total Shareholders’ Equity (Net Assets)
Balance at June 30, 2026	$38,018,838	$12,817,846	$4,963,116	$23,462,815	$3,060	$3,136	$3,168	$2,717,390	$1,350	$63,342,664	$26,926,148	$133,569,315	$320,702	$4,555,475	$15,715,715	$326,420,738
Consideration from the issuance of shares	8,446,225	-	2,779,750	-	-	-	320,000	1,568,411	-	24,671,000	4,078,553	(60,000)	2,096,722	12,594,853	87,500	56,583,014
Reinvestment of distributions	241,851	138,911	32,351	241,289	-	-	-	28,512	28	286,293	108,340	1,094,785	4,451	60,208	149,094	2,386,113
Distributions declared (Note 8)	(521,204)	(142,933)	(84,024)	(264,072)	(38)	(38)	(3,391)	(47,423)	(28)	(912,199)	(314,478)	(1,383,543)	(24,215)	(173,950)	(161,585)	(4,033,121)
Net increase (decrease) in net assets resulting from capital activity	8,166,872	(4,022)	2,728,077	(22,783)	(38)	(38)	316,609	1,549,500	-	24,045,094	3,872,415	(348,758)	2,076,958	12,481,111	75,009	54,936,006
Net investment gain (loss)	(421,634)	(130,092)	(51,848)	(244,739)	(36)	(36)	(2,024)	(43,019)	(9)	(734,417)	(279,294)	(1,409,751)	(14,854)	(116,167)	(100,843)	(3,548,763)
Net change in unrealized appreciation (depreciation)	901,980	268,452	133,647	495,293	65	66	4,171	82,414	28	1,649,636	609,707	2,813,316	30,353	239,199	328,313	7,556,640
Net increase (decrease) in net assets resulting from operations	480,346	138,360	81,799	250,554	29	30	2,147	39,395	19	915,219	330,413	1,403,565	15,499	123,032	227,470	4,007,877
Accrued service fees	(283,937)	(1,217)	-	(3,917)	-	-	-	(30,879)	-	(822,412)	-	(17,678)	-	(245,366)	-	(1,405,406)
Balance at September 30, 2026	$46,382,119	$12,950,967	$7,772,992	$23,686,669	$3,051	$3,128	$321,924	$4,275,406	$1,369	$87,480,565	$31,128,976	$134,606,444	$2,413,159	$16,914,252	$16,018,194	$383,959,215

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	F-S Shares	F-I Shares	F-J Shares	I Shares	J Shares	E Shares	Total Shareholders’ Equity (Net Assets)
Balance at December 31, 2025	$3,231,299	$12,878,001	$1,319,688	$18,158,680	$3,136	$3,212	$3,243	$3,180	$1,344	$13,513,460	$6,660,049	$89,697,782	$-	$-	$12,685,360	$158,158,434
Consideration from the issuance of shares	43,808,158	-	6,386,125	5,041,125	-	-	320,000	4,365,411	-	75,439,526	24,085,759	42,222,058	2,421,722	17,291,603	2,831,500	224,212,987
Reinvestment of distributions	355,642	319,365	61,012	535,215	-	-	-	28,512	64	455,291	195,150	2,381,005	4,451	60,208	335,754	4,731,669
Distributions declared (Note 8)	(1,179,815)	(483,274)	(176,136)	(866,544)	(130)	(130)	(3,483)	(77,079)	(94)	(1,924,592)	(765,166)	(4,560,127)	(28,666)	(238,130)	(518,837)	(10,822,203)
Net increase (decrease) in net assets resulting from capital activity	42,983,985	(163,909)	6,271,001	4,709,796	(130)	(130)	316,517	4,316,844	(30)	73,970,225	23,515,743	40,042,936	2,397,507	17,113,681	2,648,417	218,122,453
Net investment gain (loss)	(617,451)	(374,092)	(64,379)	(630,403)	(110)	(104)	(2,090)	(48,206)	(9)	(906,978)	(366,644)	(3,320,949)	(14,846)	(120,038)	(106,555)	(6,572,854)
Net change in unrealized appreciation (depreciation)	1,868,853	926,601	249,873	1,613,456	228	228	4,334	88,464	95	3,030,558	1,317,376	8,942,536	30,498	256,465	1,046,819	19,376,384
Reallocation of unrealized gain (loss)	356,072	(319,548)	(3,191)	(87,792)	(80)	(80)	(80)	(80)	(31)	333,797	2,452	(25,592)	-	-	(255,847)	-
Net increase (decrease) in net assets resulting from operations	1,607,474	232,961	182,303	895,261	38	44	2,164	40,178	55	2,457,377	953,184	5,595,995	15,652	136,427	684,417	12,803,530
Accrued service fees	(1,440,639)	3,914	-	(77,068)	7	2	-	(84,796)	-	(2,460,497)	-	(730,269)	-	(335,856)	-	(5,125,202)
Balance at September 30, 2026	$46,382,119	$12,950,967	$7,772,992	$23,686,669	$3,051	$3,128	$321,924	$4,275,406	$1,369	$87,480,565	$31,128,976	$134,606,444	$2,413,159	$16,914,252	$16,018,194	$383,959,215

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	Total Shareholders’ Equity (Net Assets)
Balance at June 30, 2025	$-	$-	$-	$-	$-	$-	$-	$-	$1,000	$1,000
Consideration from the issuance of shares	2,500	2,500	2,500	2,500	2,500	2,500	2,500	2,500	-	20,000
Distributions declared	-	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from capital activity	2,500	2,500	2,500	2,500	2,500	2,500	2,500	2,500	-	20,000
Net investment loss	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation)	-	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	-	-	-	-
Accrued service fees	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2025	$2,500	$2,500	$2,500	$2,500	$2,500	$2,500	$2,500	$2,500	$1,000	$21,000

See notes to unaudited consolidated financial statements

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Changes in Net Assets (Unaudited)

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	Total Shareholders’ Equity (Net Assets)
Balance at March 28, 2025 (Funding Date)	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consideration from the issuance of shares	2,500	2,500	2,500	2,500	2,500	2,500	2,500	2,500	1,000	21,000
Distributions declared	-	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from capital activity	2,500	2,500	2,500	2,500	2,500	2,500	2,500	2,500	1,000	21,000
Net investment loss	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation)	-	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	-	-	-	-	-	-	-	-	-	-
Accrued service fees	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2025	$2,500	$2,500	$2,500	$2,500	$2,500	$2,500	$2,500	$2,500	$1,000	$21,000

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2026	For the period from March 28, 2025 (Funding Date) to September 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$12,803,530	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(183,593,746)	-
Proceeds on investments	12,282,161
Payment-in-kind interest capitalized	(206,066)	-
Non-cash accretion of discount	(58,454)	-
Net change in unrealized (gain) loss on investments	(23,113,995)	-
Net change in unrealized (gain) loss on derivative investments	(141,051)	-
Amortization of deferred offering costs	1,323,678	-
Amortization/accretion of servicing fees	388,972	-
Amortization of debt issuance costs	46,870	4,979
Amortization of debt financing costs	130,431	-
Net (increase) decrease in operating assets:
Due from Manager - Expense Support	3,283,992	(2,876,443)
Prepaid expenses and other assets	(25,340)	-
Prepaid income tax	(6,769)	-
Net increase (decrease) in operating liabilities:
Professional fees payable	3,854,104	387,860
Deferred tax liability	3,349,687	-
Performance participation allocation payable	2,146,271	-
Management fees payable	684,451	-
Current income tax payable	276,748	-
Accounts payable & accrued expenses	(164,713)	-
Offering costs payable	(1,256,660)	-
Interest payable	(1,415,137)	-
Interest and financing expenses payable	-	8,453
Organizational costs payable	(1,768,969)	2,474,981
Net cash used in operating activities	(171,180,005)	(170)
Cash flows from financing activities
Capital contributions	224,212,987	21,000
Distributions paid in cash, net of distribution payable and reinvestment of distributions	(2,134,911)	-
Borrowings from loans	22,420,955	-
Repayment of loans	(32,930,955)	-
Servicing fees paid	(938,773)	-
Deferred financing costs	(850,128)	-
Borrowings from Promissory Notes	-	858,000
Debt issuance costs paid	-	(188,000)
Net cash provided by financing activities	209,779,175	691,000
Net increase (decrease) in cash	38,599,170	690,830
Cash and cash equivalents, beginning of period	2,277,971	-
Cash and cash equivalents, end of period	$40,877,141	$690,830
Supplemental disclosure of cash flow information
Cash paid for income taxes	$255,772	$-
Cash paid for interest	$318,218	$-
Supplemental disclosure of non-cash financing activities
Reinvestment of distributions	$4,731,669	$-

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

Investments in Portfolio Companies	Interest Rate	Maturity Date	Type of Investment	Industry	Principal	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments
North America
Galaxy Helios I LLC (1)(2)	SOFR + 4.75% Cash	8/15/2028	Delayed Draw Term Loan	Data Center	$6,111,463	$5,998,718	$6,111,463	1.6%
Pelican Power LLC (1)(3)	SOFR + 5.50% Cash	8/29/2030	Term Loan	Utilities	7,753,333	7,753,333	7,791,073	2.0%
Total North America						13,752,051	13,902,536	3.6%

Europe
Substantial Holdco Limited (4)	8.00% Cash 4.00% PIK	4/20/2030	Delayed Draw Term Loan	Telecommunications	£4,620,260	6,184,742	6,133,949	1.6%
Total Europe						6,184,742	6,133,949	1.6%
Total Debt Investments						$19,936,793	$20,036,485	5.2%

Investments in Portfolio Companies	Asset	Type of Investment	Industry	Ownership % of Investment	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments
North America
ENTEK Technology Holdings LLC (5)	Equity Interest Held Through ISQ Liberty Aggregator, L.P.	Common Stock	Conventional Energy	7.65%	32,224,579	36,007,814	9.4%
Ezee Fiber Texas, LLC (5)	Equity Interest Held Through ISQGIF III U.S. AIV Telecom Aggregator, L.P.	Common Stock	Telecommunications	1.32%	19,567,917	23,045,095	6.0%
Liberty Tire Recycling LLC (5)	Equity Interest Held Through ISQ Eagle Aggregator L.P.	Common Stock	Environmental Infrastructure	3.24%	40,195,508	42,868,818	11.2%
Matterhorn Express Pipeline LLC (5)	Equity Interest Held Through ISQ Spyder Aggregator, L.P.	Common Stock	Energy Transportation	6.92%	34,031,465	48,331,622	12.6%
Summit School Services (5)	Equity Interest Held Through ISQ Bus Aggregator, L.P.	Common Stock	Transportation	8.16%	19,345,247	27,136,717	7.1%
Transport Equipment Network (TEN), LLC (6)	Equity Interest Held Through Transportation Equipment Network (TEN), LLC	Common Stock	Transportation	6.29%	57,500,000	88,991,151	23.2%
Mercury Data Center Holdings Limited (7)	Equity Interest Held Through Mercury Data Center Fund III Aggregator, LLC	Common Stock	Data Center	1.02%	19,090,337	20,482,853	5.3%
Ramudden Global AB (5)	Equity Interest Held Through Cube Safety Aggregator, L.P.	Common Stock	Traffic Control & Monitoring	1.59%	19,480,438	19,387,973	5.0%
ISQ Orchid Fund, L.P. (8)	Equity Interest Held Through ISQ Company Holdings, LLC	Common Stock	Power & Utilities	2.97%	18,000,000	18,820,357	4.9%
Subterra Energy Parent, LLC (5)	Equity Interest Held Through ISQ Subterra Energy Aggregator, L.P	Common Stock	Power & Utilities	6.55%	20,000,000	20,201,964	5.3%
Saragon Infrastructure Data Center Assets (5)	Equity Interest Held Through ISQ Citadel Aggregator, LP	Common Stock	Telecommunications	5.31%	12,806,944	13,224,907	3.5%
Total North America					292,242,435	358,499,271	93.5%
Total Equity Investments					$292,242,435	$358,499,271	93.5%
Total Investments, at fair value					$312,179,228	$378,535,756	98.7%

Derivative Investments	Notional Amount	Cost	Fair Value
Foreign Currency Contracts
Derivative Assets
Purchase U.S. dollar/Sell Euro	16,700,000	$-	$162,725	-%
Total Derivative Assets		-	162,725	-%

Derivative Liabilities
Purchase U.S. dollar/Sell British pound	5,698,882	$-	$(21,292)	-%
Purchase British pound/Sell U.S. dollar	119,454	-	(382)	-%
Total Derivative Liabilities		-	(21,674)	-%
Total Forward Currency Contracts		-	141,051	-%
Total Derivative Investments, at fair value		$-	$141,051	-%

See notes to unaudited consolidated financial statements.

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of September 30, 2026 (Unaudited) - continued

Cash Equivalents	Type of Investment	Shares	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Cash Equivalents Money Market Fund
JPMorgan U.S. Government Money Market Fund	Cash Equivalents	40,077,902	$40,077,902	$40,077,902	10.4%
Total Cash Equivalents			40,077,902	40,077,902	10.4%

Total Investments and Cash Equivalents			$352,257,130	$418,754,709	109.1%

(1)
Floating rate note. Rate shown is the rate at September 30, 2026.
(2)
Includes a delayed draw term loan component where an additional principal of $356,498 is unfunded as of September 30, 2026. The unfunded loan commitment rate is 0.75%.
(3)
Investment contains a 2.00% floor rate at September 30, 2026.
(4)
Includes a delayed draw term loan component where an additional principal of £1,134,615 is unfunded as of September 30, 2026. The unfunded loan commitment rate is 2.00%.
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

ISQ Open Infrastructure Company LLC

Series II

Consolidated Schedule of Investments as of December 31, 2025 – continued

Cash Equivalents	Type of Investment	Shares	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Cash Equivalents Money Market Fund
JPMorgan U.S. Government Money Market Fund	Cash Equivalents	2,180,513	$2,180,513	$2,180,513	1.4%
Total Cash Equivalents			2,180,513	2,180,513	1.4%
Total Investments and Cash Equivalents			$142,117,927	$185,360,458	117.2%

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

Each of Series I and Series II will remain in existence until its certificate of registered series has been cancelled in the manner required by the LLC Act following Series I’s or Series II’s, as applicable, dissolution and the completion of the winding up of such Series in accordance with the Fifth Amended and Restated Limited Liability Company Agreement of the Company, as amended from time to time (the “LLC Agreement”), the applicable series agreement and Delaware law.

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

The Company is sponsored by I Squared Capital Advisors (US) LLC (together with its subsidiaries and affiliated entities, “I Squared”) and benefits from I Squared’s infrastructure sourcing and portfolio management platform pursuant to an amended and restated management agreement (the “Management Agreement”) entered into with ISQ OpenInfra Registered Advisor LLC (the “Manager”), an affiliate of I Squared, on August 11, 2026, to support the Company in managing its portfolio of Infrastructure Assets.

In pursuing its investment objective, Series I has invested and continues to invest substantially all of its assets in Series II. The portfolio of Series I typically consists solely of Series II shares. Therefore, Series I’s investment results correspond directly to the investment results of Series II. Series II has the same business objective and strategy as Series I. For convenience of the reader, references to Series II’s investments also refer to Series I’s investments (and vice versa), and references to the risks of investing in Series II also refer to the risks of investing in Series I (and vice versa), except as otherwise provided. Series I and Series II are part of a master-feeder fund structure. The feeder fund, Series I, has invested and continues to invest substantially all of its assets in the master fund, Series II, through the Blocker (as defined below).

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

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, cash held in banks and money market funds with financial institutions with maturities of three months or fewer at the time of acquisition. As of September 30, 2026 and December 31, 2025, Series II held cash and cash equivalents of $40,877,141 and $2,277,971, respectively.

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

Distribution Fees and Servicing Fees— Series II pays the applicable selling agents ongoing servicing fees (the “Servicing Fees”) of 0.85% of NAV per annum for Class F-S Shares, Class S Shares, Class F-STE Shares, and Class STE Shares, 0.50% of NAV per annum for Class F-J Shares, Class J Shares, Class F-JTE and Class JTE Shares, and 0.25% of NAV per annum for Class F-D Shares, Class D Shares, Class F-DTE Shares, and Class DTE Shares, payable monthly in arrears, as they become contractually due.

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

Under U.S. GAAP, Series II accrues the cost of the Servicing Fees and Distribution Fees as an offering cost at the time Series II sells the applicable classes of Shares and amortizes such costs over the estimated life of the Shares. For the nine months ended September 30, 2026 and for the period from the Funding Date to September 30, 2025, Series II has incurred $5,125,202 and $0, respectively, of Servicing Fees payable to the selling agents related to the applicable classes of Shares sold.

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

Performance Participation Allocation— Under the LLC Agreement, so long as the Management Agreement has not been terminated, the Manager is entitled to receive a Performance Participation Allocation equal to 12.5% of the Total Return attributable to Investor Shares, subject to a 5.0% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (each as defined in the LLC Agreement) (the “Performance Participation Allocation”). The Performance Participation Allocation is measured and allocated or paid on an annual basis and accrued monthly on Class by Class basis; see “Note 6. RELATED PARTY TRANSACTIONS”, below for further detail. Such Performance Participation Allocation is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and redeems its Shares. The Manager may elect to receive the Performance Participation Allocation in cash, Class E Shares, other forms of beneficial ownership in any Intermediate Entities, or any other share class of the Series in its sole discretion. If the Performance Participation Allocation is paid in Class E Shares, such shares may be redeemed at the Managers request and are subject to the redemption limitations of our share redemption program.

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

3.
INVESTMENTS

Summarized Infrastructure Assets Financial Information

The following table presents unaudited summarized operating data for the nine months ended September 30, 2026 for the Infrastructure Assets listed in the Unaudited Consolidated Schedule of Investments in the aggregate in which Series II has an indirect equity interest:

Summarized Operating Data:

For the Nine Months Ended September 30, 2026
Revenues	$811,870,193
Expenses	(672,975,045)
Income (loss) before taxes	138,895,148
Income tax (expense) benefit	7,844,209
Consolidated net income (loss)	146,739,357
Net income (loss) attributable to non-controlling interests	-
Net income (loss)	$146,739,357

The net income above represents the aggregated net income attributable to the controlling interests in each of Series II’s Infrastructure Assets and does not represent Series II’s proportionate share of income.

4.
FAIR VALUE MEASUREMENT AND DISCLOSURES

The following table summarizes the valuation of Series II’s investments and derivatives instruments in the fair value hierarchy levels as of September 30, 2026:

Description	Level I	Level II	Level III	Total
Investments and derivative instruments at fair value
Equity Investments	$-	$-	$358,499,271	$358,499,271
Debt Investments	-	-	20,036,485	20,036,485
Derivative Assets		162,725		162,725
Derivative Liabilities	-	(21,674)	-	(21,674)
Total Investments and derivative instruments at fair value	$-	$141,051	$378,535,756	$378,676,807

As of September 30, 2026, cash and cash equivalents at Series II include a money market fund balance of $40,077,902, which is considered a Level I asset.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2026.

Description	Amount
Balance as of December 31, 2025	$183,179,945
Purchases of investments	184,523,977
Return of capital	(12,282,161)
Net change in unrealized gain (loss) on investments	23,113,995
Transfers out of Level III	-
Transfers into Level III	-
Balance as of September 30, 2026	$378,535,756

Transfers of investments between levels, if any, are recorded at the end of the period.

The net change in unrealized gain (loss) on investments included in the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2026 attributable to Level III assets still held at September 30, 2026 for Series II was $23,113,995.

There were no investments held for the period from the Funding Date to September 30, 2025.

The following table provides quantitative measures used to determine the fair values of Level III assets as of September 30, 2026:

Level III Assets	Fair Value	Valuation Methodology & Inputs	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input (3)
Equity Investments	$358,499,271	Discounted Cash Flow	Discount Rate	13.1%	11.5% - 17.3%	Decrease
		Discounted Cash Flow	Exit Multiple	9.0x	5.0x - 17.1x	Increase
Debt Investments	13,902,536	Discounted Cash Flow	Discount Rate	10.3%	10.0% - 10.5%	Decrease

An investment with a fair value of $6,133,949 is omitted from the above fair value table. Quantitative unobservable inputs were not used to determine the fair value of Substantial Holdco Limited, as this investment has been valued based on an expected transaction.

The following table provides quantitative measures used to determine the fair values of Level III assets as of December 31, 2025:

Level III Assets	Fair Value	Valuation Methodology & Inputs	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input (3)
Equity Investments	$167,053,547	Discounted Cash Flow	Discount Rate	12.3%	11.5% - 17.3%	Decrease
		Discounted Cash Flow	Exit Multiple	7.4x	5.0x - 15.0x	Increase
Debt Investments	16,126,398	Discounted Cash Flow	Discount Rate	10.4%	9.0% - 13.0%	Decrease

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

As of September 30, 2026 and December 31, 2025, Series II had $0 and $10,510,000, respectively, outstanding under the 2025 Credit Agreement. For the three and nine months ended September 30, 2026, Series II had accrued interest expenses of $0 and $283,761, respectively. There were no borrowings under the 2025 Credit Agreement for the period from the Funding Date to September 30, 2025.

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

Under the 2026 Credit Agreement, borrowings will bear interest at a rate of the (i) Base Rate (as defined in the 2026 Credit Agreement) plus 2.00% for Base Rate Loans (as defined in the 2026 Credit Agreement) or (ii) SOFR plus 3.00% for SOFR Loans (as defined in the 2026 Credit Agreement). Interest is calculated on the actual days elapsed in a year consisting of 365 or 366 days for Base Rate Loans and 360 days for SOFR Loans. Interest payments are due the fifth business day following the last day of each calendar month for a Base Rate Loan or Simple SOFR Loan (as defined in the 2026 Credit Agreement), the last calendar day of each month (extending to the first business day of the next month if the last calendar day of the month is not a business day) for a Term SOFR Loan (as defined in the 2026 Credit Agreement), or at the Maturity Date.

Series II shall pay an unused commitment fee of 75 basis points per annum when total borrowings are less than or equal to 50% of the Aggregate Commitment, or 50 basis points per annum when total borrowings are greater than 50% of the Aggregate Commitment. The unused commitment fee is calculated based on actual days elapsed in a year consisting of 360 days and is due the fifth business day following the last calendar day of each calendar quarter.

Upfront costs associated with the 2026 Credit Agreement are deferred and amortized over the term of the 2026 Credit Agreement. As of September 30, 2026, Series II had deferred financing costs of $719,697 in the Unaudited Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2026, Series II had amortization of deferred financing costs of $107,140 and $130,431, respectively, in the Unaudited Consolidated Statements of Operations.

As of September 30, 2026, Series II had no outstanding borrowings under the 2026 Credit Agreement. As of September 30, 2026, Series II had $60 million Aggregate Commitments available for borrowing under the 2026 Credit Agreement. For the three and nine months ended September 30, 2026, Series II incurred interest expense of $115,000 and $140,000, respectively, in the Unaudited Consolidated Statements of Operations. In October 2026, the Aggregate Commitments under the 2026 Credit Agreement were increased.For further information, see Note 12. Subsequent Events.

6.
RELATED PARTY TRANSACTIONS

Management Agreement

The Company on behalf of each Series entered into the Management Agreement with the Manager, originally on September 2, 2025, and amended and restated on August 11, 2026. Under the Management Agreement, the Manager is responsible for identifying, assessing, and overseeing the Company’s investment opportunities. The Manager also provides recommendations to the Principal Committee (or a member thereof) acting on behalf of Series II regarding the acquisition, management, financing, and sale of the Company’s assets (including the Infrastructure Assets), in alignment with the Company’s objectives, guidelines, policies, and limitations.

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

The Manager earned a Management Fee of $693,231 and $1,622,440, for the three and nine months ended September 30, 2026, respectively, of which $937,988 has been paid to the Manager as of September 30, 2026. The Manager did not earn a Management Fee for the period from the Funding Date to September 30, 2025.

Performance Participation Allocation

Performance Participation Allocation means the performance participation allocation to be received by the Manager equal to 12.5% of the Total Return attributable to Investor Shares, subject to a 5.0% annual Hurdle Amount and a High Water Mark with a 100% Catch-Up (each term defined in the LLC Agreement). Such allocation is measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods) on a class by class basis.

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

The Manager may elect to receive the Performance Participation Allocation in cash, Class E Shares and /or shares, interests or other forms of beneficial ownership in any Intermediate Entities, or any other class of Shares in the Manager’s sole discretion. If the Performance Participation Allocation is paid in Class E Shares, such Shares may be redeemed at the Manager’s request and are subject to the redemptions limitations of the share redemption program.

The Manager accrued a Performance Participation Allocation of $434,055 and $2,146,271 for the three and nine months ended September 30, 2026, respectively, none of which has been paid to the Manager as of September 30, 2026. The Manager did not accrue a Performance Participation Allocation for the period from the Funding Date to September 30, 2025. The initial Reference Period ended on September 30, 2026. The Performance Participation Allocation for the initial Reference Period of $5,561,880 was included in performance participation allocation payable as of September 30, 2026 and was paid in Class E Shares in October 2026 (see Note 12. Subsequent Events).

Expense Limitation and Reimbursement Agreement

The Company, on behalf of each Series, entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025, which ran through and including June 30, 2026, pursuant to which the Manager agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary, so that, for the fiscal year, the Company’s annual Specified Expenses (as defined below) did not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager (“Excess Expenses”), when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager is permitted to recapture a Specified Expense in the same year it is incurred. This arrangement terminated on June 30, 2026. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and each Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the management fee, (ii) the performance participation allocation, (iii) the servicing fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Initial Close, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

The Manager agreed to reimburse expenses of $4,654,314 and $6,371,865 incurred by Series II for the nine months ended September 30, 2026 and for the period from the Funding Date to December 31, 2025, respectively, pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period. As of September 30, 2026 and December 31, 2025, the Company recorded $1,076,343 and $4,360,335, respectively, as Due from Manager.

The Manager believes that it is not probable for Series II to be required to reimburse the expenses waived by the Manager.

For the Period Ended:	Amount	Last Expiration Date
December 31, 2025	$6,371,865	December 31, 2030
March 31, 2026	2,017,077	March 31, 2031
June 30, 2026	2,392,865	June 30, 2031
September 30, 2026	244,372	June 30, 2031
Total	$11,026,179

Investment related expenses

For the nine months ended September 30, 2026, Series II accrued $541,687 representing its allocated share of deal sourcing and unconsummated transaction costs incurred by affiliated ISQ funds, including ISQ Global Infrastructure Fund III, ISQ Global Infrastructure Fund IV, and ISQ Global Infrastructure Credit Fund II (collectively, the “Affiliated Funds”). These costs relate to investment sourcing, diligence, and underwriting activities performed by the Affiliated Funds in the ordinary course of evaluating potential investments. For the period from the Funding Date to September 30, 2025, Series II did not accrue any investment related expenses.

Series II invests alongside the Affiliated Funds and expects to have the opportunity to participate in all future investments that meet the investment criteria of the Company. As such, the Company participates in the costs associated with sourcing future investments. The expenses are recognized in the period in which the underlying costs are incurred by the Affiliated Funds.

For the three and nine months ended September 30, 2026, Series II recorded $262,874 and $816,129, respectively, of broken deal expenses in the Unaudited Consolidated Statements of Operations. For the period from the Funding Date to September 30, 2025, Series II did not record any amounts.

Organizational Expenses and Offering Expenses

Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish Series II and enable it legally to do business. Organizational expenses are paid by the Manager, subject to potential recoupment. For the three months ended September 30, 2026 and September 30, 2025, Series II incurred organizational expenses of $0 and $817,209, respectively, related to legal, accounting, regulatory filings, and other out-of-pocket costs associated with the formation of Series II and its intermediate entities. For the nine months ended September 30, 2026, and for the period from the Funding Date to September 30, 2025, Series II incurred organizational expenses of $0 and $2,474,981, respectively, associated with the formation of Series II and its intermediate entities. Certain of these organizational expenses were initially paid by the Manager on behalf of Series II.

Pursuant to the Company’s governing documents, the Company reimburses the Manager for organizational expenses incurred prior to the commencement of operations, subject to the terms of the Expense Limitation Agreement.

Offering expenses include registration fees and legal fees regarding the preparation of the general form of registration of securities. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the nine months ended September 30, 2026, Series II did not incur any offering expenses. For the period from the Funding Date to September 30, 2025, Series II incurred $1,561,778 in offering expenses. For the three and the nine months ended September 30, 2026, Series II amortized $441,226 and $1,323,678, respectively, of deferred offering expenses. As of September 30, 2026, deferred offering expenses were fully amortized.

Purchase of Investments

For the nine months ended September 30, 2026, Series II acquired Liberty Tire Recycling LLC, Cube Safety Holdco Limited, Kio Networks, ISQ Orchid Fund, L.P., Subterra Energy Parent, LLC, and Cogent Communications, at total costs of $40,195,508, $19,480,438, $19,090,337, $18,000,000, $20,000,000, and $12,806,944 respectively, from affiliates who are advised by affiliates of the Manager. Series II also acquired additional equity interests in Transport Equipment Network, Entek Technology Holdings LLC, and Ezee Fiber Texas LLC. These were acquired at total costs of $22,420,955, $25,570,193, and $2,800,000, respectively. These investments were each acquired at the affiliate’s cost, aside from Kio Networks and Transport Equipment Network, which were acquired at fair value.

For the three and nine months ended September 30, 2026 and for the period from the Funding Date to September 30, 2025, there were $209,353, $1,360,490, and $0, respectively, of warehousing interest costs, and are included in the interest and loan related fees in the

Unaudited Consolidated Statements of Operations. Warehousing interest costs are charged by the affiliate at the interest rate incurred on the underlying third-party warehouse facility used to finance the investment prior to acquisition by Series II. Such facilities bear interest at a spread over the applicable benchmark rate for the currency of the borrowing. The costs are included in the Expense Limitation Agreement as reimbursable expenses.

Other Related Party Transactions

For the nine months ended September 30, 2026 and for the period from the Funding Date to September 30, 2025, the Manager provided certain Manager Support Services and Operational Service Costs (as defined in the relevant Limited Partnership Agreements) to portfolio companies of Series II. In connection with the aforementioned arrangement, the Manager has the ability to charge the portfolio companies of Series II for such Manager Support Services and Operational Service Costs. Such fees exclude any board or related fees and incentives paid by portfolio companies directly to Operating Advisors.

For the nine months ended September 30, 2026 and for the period from the Funding Date to September 30, 2025, there were $2,090 and $0, respectively, of Manager Support Services and Operational Service Costs charged to Series II and its portfolio companies. As of September 30, 2026 and December 31, 2025, $2,090 and $849, respectively, was payable to the Manager, mainly related to Manager Support Services and Operational Service Costs. The Manager charged a pro-rata portion of such Manager Support Services and Operational Service Costs to the co-investment vehicles.

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

For the three and nine months ended September 30, 2026, the Manager incurred certain travel and entertainment expenses on behalf of Series II. These expenses were recharged to Series II as part of the normal course of operations and are reflected within the Unaudited Consolidated Statements of Operations as $150,685 and $552,527, respectively, recorded in travel and entertainment expenses. For the period from the Funding Date to September 30, 2025, the Manager did not incur any travel and entertainment expenses on behalf of Series II.

Series II incurred certain operating expenses related to services provided by personnel of the Manager and/or its affiliates. For the three and nine months ended September 30, 2026, these expenses were $407,273 and $1,347,423 for Series II, respectively, and are included in Professional fees in the Unaudited Consolidated Statements of Operations. For the period from the Funding Date to September 30, 2025, Series II did not incur any such expenses.

Affiliate Capital Contributions

For the nine months ended September 30, 2026 and for the period from the Funding Date to September 30, 2025, affiliate investors contributed $2,831,500 and $0, respectively, to Series II in exchange for Class E shares.

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

The following table summarizes the aggregate notional amount and fair value of the derivative instruments as of September 30, 2026. The notional amount represents the absolute value amount of the foreign exchange contracts:

Derivative Investments	Notional Amount	Fair Value
Derivative Assets
Foreign Currency Contracts - Purchase U.S. dollar/Sell Euro	€16,700,000	$162,725
Total Derivative Assets		162,725

Derivative Liabilities
Foreign Currency Contracts - Purchase U.S. dollar/Sell British pound	£5,698,882	$(21,292)
Foreign Currency Contracts - Purchase British pound/Sell U.S. dollar	£119,454	(382)
Total Derivative Liabilities		(21,674)
Total Derivative Investments		$141,051

The following table summarizes the average notional amount and gains and losses of the derivative instruments for the nine months ended September 30, 2026:

Derivative Investments	Average Notional Amount	Realized gain (loss)	Unrealized gain (loss)
Foreign Currency Contracts - Purchase U.S. dollar/Sell British pound	£5,198,689	$-	$(21,292)
Foreign Currency Contracts - Purchase U.S. dollar/Sell Euro	€9,497,331	-	162,725
Foreign Currency Contracts - Purchase British pound/Sell U.S. dollar	£119,454	-	(382)
Total		$-	$141,051

Series II maintains a master netting agreement with each of its counterparties. Based on the terms outlined within each master netting agreement, there are no financial instruments available for offset as of September 30, 2026. Further, there have been no financial instruments or cash pledged or received as collateral as of September 30, 2026.

8.
SHAREHOLDERS’ EQUITY

Unregistered Sales of Equity Securities

The following tables show a summary of the Shares issued and redeemed for the three and nine months ended September 30, 2026:

	Shares Outstanding as of June 30, 2026	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2026
F-STE Shares	1,191,472	255,499	-	7,346	-	-	1,454,317
F-DTE Shares	405,755	-	-	4,360	-	-	410,115
F-ITE Shares	152,528	84,972	-	994	-	-	238,494
F-JTE Shares	738,981	-	-	7,471	-	-	746,452
STE Shares	100	-	-	-	-	-	100
DTE Shares	100	-	-	-	-	-	100
ITE Shares	100	10,064	-	-	-	-	10,164
JTE Shares	86,651	48,964	-	892	-	-	136,507
ETE Shares	41	-	-	1	-	-	42
F-S Shares	2,036,534	765,638	-	8,920	-	-	2,811,092
F-I Shares	834,780	125,926	-	3,359	-	-	964,065
F-J Shares	4,252,997	(1,867)	-	34,266	-	-	4,285,396
I Shares	13,000	84,538	-	180	-	-	97,718
J Shares	187,442	505,978	-	2,431	-	-	695,851
E Shares	466,420	2,597	-	4,424	-	-	473,441

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2026
F-STE Shares	105,792	1,337,736	-	10,789	-	-	1,454,317
F-DTE Shares	400,100	-	-	10,015	-	-	410,115
F-ITE Shares	40,677	195,941	-	1,876	-	-	238,494
F-JTE Shares	572,307	157,595	-	16,550	-	-	746,452
STE Shares	100	-	-	-	-	-	100
DTE Shares	100	-	-	-	-	-	100
ITE Shares	100	10,064	-	-	-	-	10,164
JTE Shares	100	135,515	-	892	-	-	136,507
ETE Shares	40	-	-	2	-	-	42
F-S Shares	448,694	2,348,171	-	14,227	-	-	2,811,092
F-I Shares	207,668	750,319	-	6,078	-	-	964,065
F-J Shares	2,862,789	1,347,861	-	74,746	-	-	4,285,396
I Shares	-	97,538	-	180	-	-	97,718
J Shares	-	693,420	-	2,431	-	-	695,851
E Shares	377,933	85,459	-	10,049	-	-	473,441

For the nine months ended September 30, 2026, Series II issued such Shares for an aggregate consideration of $224,212,987. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

The following tables show a summary of the Shares issued and redeemed for the three months ended September 30, 2025 and during the period from the Funding Date to September 30, 2025:

	Shares Outstanding as of June 30, 2025	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2025
F-STE Shares	-	100	-	-	-	-	100
F-DTE Shares	-	100	-	-	-	-	100
F-ITE Shares	-	100	-	-	-	-	100
F-JTE Shares	-	100	-	-	-	-	100
STE Shares	-	100	-	-	-	-	100
DTE Shares	-	100	-	-	-	-	100
ITE Shares	-	100	-	-	-	-	100
JTE Shares	-	100	-	-	-	-	100
ETE Shares	40	-	-	-	-	-	40
F-S Shares	-	-	-	-	-	-	-
F-I Shares	-	-	-	-		-	-
F-J Shares	-	-	-	-	-	-	-
E Shares	-	-	-	-	-	-	-

	Shares Outstanding at Formation	Shares Issued During the Period	Shares Redeemed During the Period	Shares Reinvested under DRIP During the Period	Transfers In	Transfers Out	Shares Outstanding as of September 30, 2025
F-STE Shares	-	100	-	-	-	-	100
F-DTE Shares	-	100	-	-	-	-	100
F-ITE Shares	-	100	-	-	-	-	100
F-JTE Shares	-	100	-	-	-	-	100
STE Shares	-	100	-	-	-	-	100
DTE Shares	-	100	-	-	-	-	100
ITE Shares	-	100	-	-	-	-	100
JTE Shares	-	100	-	-	-	-	100
ETE Shares	-	40	-	-	-	-	40
F-S Shares	-	-	-	-	-	-	-
F-I Shares	-	-	-	-	-	-	-
F-J Shares	-	-	-	-	-	-	-
E Shares	-	-	-	-	-	-	-

For the period from the Funding Date to September 30, 2025, Series II issued such Shares for an aggregate consideration of $21,000. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Distributions

Beginning with the end of the first full calendar quarter in which the Shares were sold to non-affiliates of I Squared, Series II seeks to declare, accrue and pay quarterly distributions. However, there is no guarantee that Series II will pay quarterly distributions consistently and at a specific rate, or at all. No distributions were declared for the period from the Funding Date to September 30, 2025. For the nine months ended September 30, 2026 Series II made the following distributions.

January 30, 2026

Class	Net Distribution Per Share
F-S Shares	$0.1100
F-I Shares	$0.1100
F-J Shares	$0.1100
E Shares	$0.1100

March 31, 2026

Class	Net Distribution Per Share
F-S Shares	$0.3399
F-I Shares	$0.3399
F-J Shares	$0.3399
E Shares	$0.3399

June 30, 2026

Class	Net Distribution Per Share
F-S Shares	$0.3424
F-I Shares	$0.3424
F-J Shares	$0.3424
I Shares	$0.3424
J Shares	$0.3424
E Shares	$0.3424

September 30, 2026

Class	Net Distribution Per Share
F-S Shares	$0.3245
F-I Shares	$0.3262
F-J Shares	$0.3230
I Shares	$0.2478
J Shares	$0.2488
E Shares	$0.3413

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

For the nine months ended September 30, 2026, Series II issued the below Shares under the DRIP. For the three and nine months ended September 30, 2025, Series II had not issued any Shares under the DRIP.

Class	Shares Reinvested	Dollars Reinvested
F-STE Shares	7,346	$241,851
F-DTE Shares	4,360	$138,911
F-ITE Shares	994	$32,351
F-JTE Shares	7,471	$241,289
JTE Shares	892	$28,512
ETE Shares	1	$28
F-S Shares	8,920	$286,293
F-I Shares	3,359	$108,340
F-J Shares	34,266	$1,094,785
I Shares	180	$4,451
J Shares	2,431	$60,208
E Shares	4,424	$149,094
Total	74,644	$2,386,113

	Shares	Dollars
Class	Reinvested	Reinvested
F-STE Shares	10,789	$355,642
F-DTE Shares	10,015	$319,365
F-ITE Shares	1,876	$61,012
F-JTE Shares	16,550	$535,215
JTE Shares	892	$28,512
ETE Shares	2	$64
F-S Shares	14,227	$455,291
F-I Shares	6,078	$195,150
F-J Shares	74,746	$2,381,005
I Shares	180	$4,451
J Shares	2,431	$60,208
E Shares	10,049	$335,754
Total	147,835	$4,731,669

Share Redemption Program

Series II offers a share redemption program pursuant to which, on a quarterly basis, shareholders may request that the Company redeem all or any portion of their Shares. Series II may redeem fewer Shares than have been requested in any particular quarter to be redeemed under Series II’s share redemption program, or none at all, in the Board’s discretion at any time. The Company expects that Series II will conduct quarterly Share redemptions (each, a “Share Redemption”) for up to 5.0% of Series II’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter), without duplication. Per our share redemption program, requests for redemption are subject to an early redemption fee (the “Early Redemption Fee”) of 5% of the NAV of the Shares redeemed from a Shareholder if Shares are redeemed within 24 months of the original issue date of such Shares. Any Early Redemption Fee benefits Series II. Aggregate NAV is reflective of Series I NAV which consists of all the underlying assets of Series II. For the nine months ended September 30, 2026 and for the period from the Funding Date to September 30, 2025, Series II did not redeem any Shares under the share redemption program.

9.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, the Company and Series were not subject to any litigation nor were the Company and Series aware of any material litigation threatened against them.

Delayed draw term loan - unfunded commitment

The investment in Galaxy Helios I LLC includes a delayed draw term loan component where an additional principal of $356,498 was unfunded as of September 30, 2026. The unfunded loan commitment rate is 0.75%.

The investment in Substantial Holdco Limited includes a delayed draw term loan component where an additional principal of $1,507,280 was unfunded as of September 30, 2026. The unfunded loan commitment rate is 2.00%.

Equity – unfunded commitment

The investment in ISQ Orchid Fund, L.P. was for a commitment amount of $18,900,000. An amount of $900,000 was unfunded as of September 30, 2026.

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

Income (loss) before tax expense (benefit) includes the following components:

	For the Nine Months Ended September 30, 2026	For the period from March 28, 2025 (Funding Date) to September 30, 2025
Income (loss) before income taxes:
Total income (loss) before income taxes	$16,678,967	$-

Series II incurs income tax expense (benefit) related to its holdings of certain equity investments in Taxable Subsidiaries. The components of the provision for (benefit from) income taxes are as follows:

	For the Nine Months Ended September 30, 2026	For the period from March 28, 2025 (Funding Date) to September 30, 2025
Deferred:
Federal Income Tax	$3,164,687	$-
State and Local Income Tax	185,000	-
	$3,349,687	$-
Current:
Federal Income Tax	$471,692	$-
State and Local Income Tax	54,058	-
	$525,750	$-

Total Income Tax Provision (Benefit)	$3,875,437	$-

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

For the Nine Months Ended September 30, 2026
U.S. Partnership Federal Statutory Tax Rate	-%
Income taxes at federal corporate tax rate	21.80%
State and Local Income Taxes (net of federal tax)	1.43%
Effective Income Tax Rate	23.23%

The following table represents significant components of Series II’s deferred tax assets and liabilities:

	For the Nine Months Ended September 30, 2026	For the period from March 28, 2025 (Funding Date) to September 30, 2025
Deferred Tax Asset	$-	$-
Unrealized Appreciation (Depreciation)	$-	$-

Deferred Tax Liability	$12,083,108	$-
Current Tax Payable	$276,748	$-
Unrealized Appreciation (Depreciation)	$12,359,856	$-

In evaluating the appropriateness of accruing tax assets, Series II assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Series II considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible.

Tax Contingencies

Series II files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Series II is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of September 30, 2026 and December 31, 2025, tax years since inception are subject to examinations by the tax authorities.

11.
FINANCIAL HIGHLIGHTS

The following are the financial highlights for the nine months ended September 30, 2026:

	F-STE Shares	F-DTE Shares	F-ITE Shares	F-JTE Shares	STE Shares	DTE Shares	ITE Shares	JTE Shares	ETE Shares	F-S Shares	F-I Shares	F-J Shares	I Shares (7)	J Shares (7)	E Shares
Per Share Data:
Net asset value at beginning of period	$30.54	$32.19	$32.44	$31.73	$31.36	$32.12	$32.43	$31.80	$33.60	$30.12	$32.07	$31.33	$-	$-	$33.57

Proceeds from issuance of shares	-	-	-	-	-	-	-	-	-	-	-	-	25.00	25.00	-
Premium/(Discount) on issuance of shares	2.35	(0.01)	(0.04)	0.05	(0.11)	(0.11)	(0.52)	1.52	(1.16)	2.12	(0.07)	0.01	(0.40)	0.92	(0.12)
Distributions declared (1)	(1.18)	(1.19)	(1.23)	(1.19)	(1.19)	(1.19)	(1.17)	(1.18)	(1.20)	(1.12)	(1.12)	(1.12)	(0.59)	(0.59)	(1.13)
Service fees	(1.52)	0.01	-	(0.11)	0.07	0.02	-	(1.56)	-	(1.55)	-	(0.18)	-	(1.72)	-

Net investment income/(loss) (2)	(0.65)	(0.92)	(0.51)	(0.88)	(1.10)	(1.04)	(0.89)	(0.88)	(0.22)	(0.57)	(0.55)	(0.82)	(0.65)	(0.61)	(0.24)
Net realized and unrealized gain/(loss) (3)	1.97	2.29	1.96	2.25	2.28	2.28	1.85	1.62	2.34	1.91	1.96	2.20	1.34	1.31	2.32
Reallocation of unrealized gain/(loss)	0.38	(0.79)	(0.03)	(0.12)	(0.80)	(0.80)	(0.03)	-	(0.76)	0.21	-	(0.01)	-	-	(0.57)
Net increase/(decrease) in net assets resulting from operations	1.70	0.58	1.42	1.25	0.38	0.44	0.93	0.74	1.36	1.55	1.41	1.37	0.69	0.70	1.51

Net asset value at end of period	$31.89	$31.58	$32.59	$31.73	$30.51	$31.28	$31.67	$31.32	$32.60	$31.12	$32.29	$31.41	$24.70	$24.31	$33.83
Shares outstanding at end of period	1,454,317	410,115	238,494	746,452	100	100	10,164	136,507	42	2,811,092	964,065	4,285,396	97,718	695,851	473,441
Weighted average shares outstanding	947,383	405,193	127,352	715,517	100	100	2,349	54,529	41	1,584,284	671,909	4,064,634	22,805	195,622	451,869
Ratio/Supplemental Data:
Net assets at end of period	$46,382,119	$12,950,967	$7,772,992	$23,686,669	$3,051	$3,128	$321,924	$4,275,406	$1,369	$87,480,565	$31,128,976	$134,606,444	$2,413,159	$16,914,252	$16,018,194
Ratio to average net assets (4)(5)(8)
Total expenses before expense support and after performance participation allocation	6.00%	7.47%	5.28%	7.33%	8.48%	8.01%	4.90%	5.99%	4.88%	5.71%	5.57%	7.13%	5.01%	5.26%	4.90%
Total expenses after expense support and after performance participation allocation	4.56%	5.70%	3.96%	5.57%	6.66%	6.23%	4.55%	5.19%	3.11%	4.37%	4.13%	5.37%	4.54%	4.63%	3.18%
Total expenses after expense support and before performance participation allocation	4.28%	4.11%	3.98%	4.24%	5.03%	4.64%	4.56%	4.73%	3.11%	4.31%	3.94%	4.21%	4.54%	4.63%	3.18%
Net investment loss (5)	(2.97)%	(3.80)%	(2.40)%	(3.69)%	(4.70)%	(4.32)%	(3.76)%	(3.77)%	(1.24)%	(2.75)%	(2.54)%	(3.51)%	(3.57)%	(3.47)%	(1.36)%
Total return (6)(8)	8.30%	1.81%	4.26%	3.75%	1.08%	1.09%	1.27%	2.19%	0.61%	7.03%	4.17%	3.82%	1.16%	(0.40)%	4.15%

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
(7)
Class I shares and Class J shares were first issued on June 1, 2026 and May 1, 2026, respectively. Amounts presented are for the period from issuance date through September 30, 2026.
(8)
Ratios for the nine months ended September 30, 2026 have been annualized, except for the performance participation allocation, amortization of deferred offering costs and expense support, which have not been annualized. Total return has not been annualized.

The financial highlights for the period from the Funding Date to September 30, 2025 are not shown as Series II had not yet commenced investment operations.

12.
SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined to disclose the following subsequent events and transactions.

Unregistered Sales of Equity Securities

In October 2026, Series II issued 274,994 Shares for total aggregate net consideration of $7,716,350. The offer and sale of such Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

On October 30, 2026, Series II issued 164,390 Class E Shares to the Manager, effective October 1, 2026, in payment of the performance participation allocation payable of $5,561,880 as of September 30, 2026. The offer and sale of such Class E Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Series II acquired a further $44,963,505 of equity investments and $16,857 of debt investments from affiliates after September 30, 2026.

2026 Credit Agreement

Pursuant to the terms of the 2026 Credit Agreement, effective October 19, 2026, the Aggregate Commitments under the 2026 Credit Agreement were increased from $60 million to $90 million.

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

Each of Series I and Series II was formed on March 13, 2025, as a registered series of the Company. Each of Series I and Series II will remain in existence until its certificate of registered series has been cancelled in the manner required by the LLC Act following Series I’s or Series II’s, as applicable, dissolution and the completion of the winding up of such Series in accordance with the Fifth Amended and Restated Limited Liability Company Agreement, as amended from time to time (the “LLC Agreement”), the applicable series agreement and Delaware law.

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

Series II recorded $713,177 of revenues for the three months ended September 30, 2026, consisting of interest income, of which $177,984 is attributable to investors in Series I through its investment in Series II. Income was received from interest on our credit investments and interest from the Liquidity Portfolio.

Series II recorded $3,812,198 of revenues for the nine months ended September 30, 2026, consisting of dividend income and interest income, of which $457,381 and $470,946, respectively, is attributable to investors in Series I through its investment in Series II. Income was received from realized dividends on our equity investments, interest received from credit investments, and interest from the Liquidity Portfolio.

Expenses

Management Fee

Pursuant to the management agreement with the Manager (the “Management Agreement”), the Manager is entitled to receive the management fee (the “Management Fee”), which is reduced by the Offsetable Fees (as defined therein), as applicable, from the Company. The Management Fee is paid by Series II and indirectly borne by Series I through its indirect investment in Series II.

The Management Fee is payable monthly in arrears in an amount equal to (i) 0.75% per annum for Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares, Class F-ITE Shares and Class F-JTE Shares (together with Class F-S Shares, Class F-D Shares, Class F-I Shares, Class F-J Shares, Class F-STE Shares, Class F-DTE Shares and Class F-ITE Shares, the “Founder Shares”), and (ii) 1.25% per annum for Class S Shares, Class D Shares, Class I Shares, Class J Shares, Class STE Shares, Class DTE Shares, Class ITE Shares and Class JTE Shares of the month-end net asset value (“NAV”) attributable to the Shares, before giving effect to any accruals for the Management Fee, ongoing shareholder servicing fees of 0.85% of NAV per annum for Class F-S Shares, Class S Shares, Class F-STE Shares and Class STE Shares, shareholder servicing fees of 0.50% of NAV per annum of Class F-J Shares, Class F-JTE Shares, Class J Shares and Class JTE Shares and shareholder servicing fees of 0.25% of NAV per annum for Class F-D Shares, Class D Shares, Class F-DTE Shares and Class DTE Shares (the “Servicing Fee”), the Performance Participation Allocation (defined below), Share Redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which we indirectly acquire, hold, provide financing with respect to, or dispose of any one or more Infrastructure Assets (each, an “Intermediate Entity” and together “Intermediate Entities”), as determined in the good faith judgment of the Manager. Such Management Fee is calculated on a monthly basis based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. With respect to the Founder Shares, the Management Fee is payable monthly in arrears in an amount equal to 0.75% per annum for the Founder Shares (the “Management Fee Rate”) and will increase to 1.25% per annum after the first 36 months in which the Founder Shares are offered measured from the date of commencement of the Private Offering. The Manager, in its sole discretion, may agree to waive all or a portion of the Management Fee, or to agree to a reduced/rebated Management Fee Rate, with respect to any particular Shareholder or financial intermediary. The Class E Shares and Class ETE Shares will not bear a Management Fee. To avoid duplication, Series I Shares will bear their proportional share of the Management Fee indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Management Fee.

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

The Manager earned $693,231 total Management Fees for the three months ended September 30, 2026, $180,191 of which is attributable to investors in Series I through its investment in Series II and $513,040 of which is attributable to investors in Series II.

The Manager earned $1,622,440 total Management Fees for the nine months ended September 30, 2026, $422,231 of which is attributable to investors in Series I through its investment in Series II and $1,200,209 of which is attributable to investors in Series II.

Performance Participation Allocation

The performance participation allocation payable to the Manager (the “Performance Participation Allocation”) is equal to 12.5% of the Total Return attributable to Investor Shares subject to a 5.0% annual Hurdle Amount and a High Water Mark with a 100% Catch-Up (each term defined herein). Such allocation is measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods) on a class by class basis. Such Performance Participation Allocation is calculated based on our transactional NAV, which is used to determine the price at which we sell and redeem our Shares. The Class E Shares and Class ETE Shares do not bear any Performance Participation Allocation, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which results in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares. To avoid duplication, Series I Shares bear their proportional share of the Performance Participation Allocation indirectly based on their proportional interest in the same class of Series II Shares directly subject to such Performance Participation Allocation.

Specifically, promptly following the end of each Reference Period (as described below), the Manager is allocated a Performance Participation Allocation in an amount equal to:

•
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
•
Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

The Manager is also allocated a Performance Participation Allocation with respect to all Investor Shares that are redeemed in connection with redemptions of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share Redemptions are reduced by the amount of any such Performance Participation Allocation. Such Performance Participation Allocation is calculated based on the transactional NAV.

Series II pays the Performance Participation Allocation to the Manager. The Manager may elect to receive the Performance Participation Allocation in cash, Class E Shares, other forms of beneficial ownership in any Intermediate Entities, or any other share class of the Series in its sole discretion. If the Performance Participation Allocation is paid in Class E Shares, such Shares may be redeemed at the Managers or its affiliate’s request and are subject to the quarterly redemption limitations of our quarterly share redemption program. The Manager intends to only request redemption of the Initial Capital Commitment (as defined below) following the earlier of (i) two years from the date the Company acquires its initial five investments from affiliates of the Company or (ii) such time the Company’s NAV exceeds $750 million; provided that such redemption requests may be accepted only after all redemption requests from unaffiliated shareholders have been fulfilled. The Manager intends to initially elect to receive the Performance Participation Allocation in Class E Shares. To align its economic interests with those of Shareholders, the Manager intends to delay the timing for when it will receive cash proceeds in respect of the Performance Participation Allocation. The Manager will give Shareholders at least one calendar quarter’s notice prior to making significant changes in the manner in which the Manager expects to receive its Performance Participation Allocation.

The initial Reference Period ended on September 30, 2026. The Performance Participation Allocation for the initial Reference Period of $5,561,880 was included in performance participation allocation payable as of September 30, 2026 and was paid in Class E Shares in October 2026. See Note 12. Subsequent Events to the Series II unaudited consolidated financial statements for additional information.

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

The Manager is not obligated to return any portion of the Performance Participation Allocation paid due to the subsequent performance of the Company.

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

The Manager earned a Performance Participation Allocation of $434,055 for the three months ended September 30, 2026, $106,132 of which is attributable to investors in Series I through its investment in Series II and $327,923 of which is attributable to investors in Series II.

The Manager earned a Performance Participation Allocation of $2,146,271 for the nine months ended September 30, 2026, $596,259 of which is attributable to investors in Series I through its investment in Series II and $1,550,012 of which is attributable to investors in Series II.

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

For the three months ended September 30, 2026, the Company incurred Servicing Fees of $93,190, consisting of $26,044 and $67,146 for Series I investors and Series II investors, respectively.

For the nine months ended September 30, 2026, the Company incurred Servicing Fees of $388,972, consisting of $106,997 and $281,975, for Series I investors and Series II investors, respectively.

Administration

SS&C GIDS, Inc. serves as the administrator (the “Administrator”) and accounting agent. Pursuant to the administration agreement, the Administrator is responsible for generally managing the administrative affairs of the Company. The Administrator is entitled to receive a monthly fee relative to the monthly value of the Company’s net assets, subject to a minimum annual fee, plus out-of-pocket expenses. For the three months ended September 30, 2026, the Company incurred fees to the Administrator of $580,861. For the nine months ended September 30, 2026, the Company incurred fees to the Administrator of $1,166,872.

Organizational and Offering Expenses

The Company bears all fees, costs and expenses incurred in connection with the organization of the Company, its pro rata share of fees, costs and expenses incurred with the organization of any Intermediate Entities and all fees, costs and expenses incurred in connection with the offering of the Shares, including, without limitation, related legal and accounting fees, printing costs, expenses associated with initial registrations, or any similar regime in other jurisdictions, travel, accommodation, including industry conference fees and sponsorships paid in connection with the offering of the Shares, and other out-of-pocket expenses (collectively, the “Organizational and Offering Expenses”).

The Company reimburses the Manager or its affiliates for the Organizational and Offering Expenses incurred prior to the commencement of operations of the Company subject to the Expense Limitation Agreement discussed herein (including legal, accounting, audit, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company and/or the Series), to the extent necessary so that, for the fiscal year, the Company’s annual Specified Expenses (defined below) did not exceed 0.75% of the Company’s net assets as of the end of each calendar month.

For the three months ended September 30, 2026, Series II did not incur Organizational and Offering Expenses. For the three months ended September 30, 2026, Series II amortized $441,226 of deferred offering expenses.

For the nine months ended September 30, 2026, Series II did not incur Organizational and Offering Expenses. For the nine months ended September 30, 2026, Series II amortized $1,323,678 of deferred offering expenses. As of September 30, 2026, deferred offering expenses were fully amortized.

Expense Limitation and Reimbursement Agreement

The Company, (on behalf of each Series,) entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager on August 11, 2025,which ran through and including June 30, 2026, pursuant to which the Manager agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company (and in turn each Series), to the extent necessary, so that, for the fiscal year, the Company’s annual Specified Expenses (as defined below) did not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company, on behalf of each Series, agreed to carry forward the amount of any forgone management fee and/or expenses paid, absorbed or reimbursed by the Manager (“Excess Expenses”), when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager is permitted to recapture a Specified Expense in the same year it is incurred. This arrangement terminated on June 30, 2026. “Specified Expenses” is defined to include all expenses incurred in the business of the Company and the Series, including organizational and offering costs and any costs associated with the transfer of a warehoused Infrastructure Asset to the Company, with the exception of (i) the Management Fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) Infrastructure Asset level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Company acquired its first Infrastructure Asset(s) (the “Initial Close”), (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Close, (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).

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

For the three months ended September 30, 2026, the Manager elected to provide Series II Expense Support of $244,372, of which $60,856 was attributable to investors in Series I through its investment in Series II. Such Expense Support relates to expenses incurred on or prior to June 30, 2026.

For the nine months ended September 30, 2026, the Manager elected to provide Series II Expense Support of $4,654,314, of which $1,138,382 was attributable to investors in Series I through its investment in Series II.

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

Series II incurred Operating Expenses of $2,263,749, of which $564,966 is allocated to Series I through its investment in Series II, for the three months ended September 30, 2026. Series I further incurred its own Operating Expenses of $164,852, for the three months ended September 30, 2026.

Series II incurred Operating Expenses of $8,391,133, of which $2,064,814 is allocated to Series I through its investment in Series II, for the nine months ended September 30, 2026. Series I further incurred its own Operating Expenses of $447,970, for the nine months ended September 30, 2026.

Net Unrealized Appreciation

Series II recorded $7,556,640 of net change in unrealized appreciation for the three months ended September 30, 2026. Of this amount, $1,886,119 is attributable to Series I for its investment in Series II. Net changes in unrealized appreciation were generated from positive changes in value of our Infrastructure Assets. A smaller portion of unrealized appreciation was generated from our Liquidity Portfolio holdings.

Series II recorded $19,376,384 of net change in unrealized appreciation for the nine months ended September 30, 2026. Of this amount, $4,697,325 is attributable to Series I for its investment in Series II. Net changes in unrealized appreciation were generated from positive changes in value of our Infrastructure Assets. A smaller portion of unrealized appreciation was generated from our Liquidity Portfolio holdings.

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

Liquidity and Capital Resources

As of September 30, 2026, Series I and Series II had $6,489 and $40,877,141 in cash and cash equivalents, respectively, primarily resulting from sales of our Shares.

Series II entered into the 2026 Credit Agreement, pursuant to which the lenders thereunder agreed to provide revolving loans up to an aggregate initial principal amount of $60,000,000 subject to customary conditions. No amounts had been drawn under this facility as of September 30, 2026. Effective October 19, 2026, the aggregate commitments under the 2026 Credit Agreement were increased from $60,000,000 to $90,000,000.

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

Cash Flows

The following table summarizes the changes to our cash flows for the nine months ended September 30, 2026:

	September 30, 2026 (Series I)	September 30, 2026 (Series II)
Net Cash flows provided by (used in):
Operating activities	$(59,589,275)	$(171,180,005)
Financing activities	$59,588,764	$209,779,175
Net increase/(decrease) in cash	$(511)	$38,599,170

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

Cash flows provided by financing activities

Our cash flows provided by financing activities primarily reflects the gross proceeds from the issuance of Shares in our Private Offering, partially offset by net repayment of loans, distributions and servicing fees paid.

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

Valuation of Company Assets

The fair value of all Infrastructure Assets will ultimately be determined by the Manager in accordance with the Company’s valuation policies and procedures approved by the Board. It will, in certain circumstances, be the case that the valuation of an Infrastructure Asset may not reflect the price at which the Infrastructure Asset is ultimately sold, and the difference between the valuation and the ultimate sale price could be material. The valuation methodologies used to value any Infrastructure Assets will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Infrastructure Assets. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Manager’s control. There will be no retroactive adjustment in the valuation of any Infrastructure Asset, the price at which Shares were purchased or sold by Shareholders or redeemed by the Company, as applicable, the Management Fee or the Performance Participation Allocation to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Company. The valuation of Infrastructure Assets will affect the amount and timing of the Performance Participation Allocation payable to the Manager and the amount of the Management Fee payable to the Manager. The valuation of investments of I Squared Vehicles will, in certain circumstances, affect the decision of potential Shareholders to subscribe for Shares. Similarly, the valuation of the Company’s Infrastructure Assets will, in certain circumstances, affect the ability of I Squared to form and attract capital to I Squared Vehicles. As a result, there may be circumstances in which the Manager is incentivized to make more speculative acquisitions of Infrastructure Assets, seek to deploy capital in Infrastructure Assets at an accelerated pace, hold Infrastructure Assets longer and/or the Manager is incentivized to determine valuations that are higher than the actual fair value of Infrastructure Assets. In particular, given that the Management Fee and the Performance Participation Allocation will be dependent on the valuation of illiquid assets, which will be determined by the Manager, the Manager could be incentivized to value the assets higher than if the Management Fee were not based on the valuation of such assets. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of the Company, and Shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended September 30, 2026 that are expected to have a material impact on our financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

I Squared committed to invest at least $15,000,000, in the aggregate, across the Company and other associated vehicles managed by the Manager (the “Initial Capital Commitment”), including $7,500,000 in the Company. See “—Results of Operations” above for other contractual obligations and commitments with payments due subsequent to September 30, 2026.

Net Asset Value

We calculate NAV per share in accordance with valuation policies and procedures that have been approved by the Board. Our U.S. GAAP net asset value (“GAAP NAV”) is our NAV determined in accordance with U.S. GAAP. Our transactional NAV is calculated by adjusting our GAAP NAV as of the relevant valuation date as follows: (i) the Excess Expenses paid by the Manager pursuant to the Expense Limitation Agreement, which ran through and including June 30, 2026, were recognized as a reduction to Transactional NAV in the month we reimburse the Manager for such costs, (ii) shareholder servicing fees, as applicable, are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued, (iii) tax liabilities of certain taxable subsidiaries through which we hold Infrastructure Assets that are contingent upon the expected manner of the divestment of the associated underlying Infrastructure Asset and are not expected to be recognized by us are excluded (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying Infrastructure Assets) and (iv) for assets acquired or sold pursuant to seller provided financing and/or delayed payment terms, Transactional NAV shall only reflect the portion of the asset acquired or sold that has been paid for and shall not account for the portion of the asset that remains financed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary risk exposures include potential changes in fair market value, interest rate risks, and liquidity risk. Subject to oversight by the Principal Committee (or a member thereof) and any committee of the Board, the Manager is responsible for the oversight of risks to our business.

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

Liquidity Risk

We intend to invest, primarily, in illiquid assets that are not actively traded. As such, our ability to realize value from investments is dependent on strategic transactions, corporate events, or other liquidity events, the timing and outcomes of which are uncertain and subject to market conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended September 30, 2026 were previously disclosed.

Share Redemptions

There have been no share redemptions that are registered under Section 12 of the Exchange Act for the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Formation, dated January 15, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 11, 2025)

3.2

Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series I, dated March 13, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)

3.3

Certificate of Registered Series of ISQ Open Infrastructure Company LLC - Series II, dated March 13, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)

3.4

Fifth Amended and Restated Limited Liability Company Agreement, by and among ISQ OpenInfra Registered Advisor LLC, ISQ Holdings, LLC, ISQ Open Infrastructure Holdings, L.P., ISQ Open Infrastructure Investors, L.P. and any other Persons who are or hereafter become Members or parties, dated as of August 11, 2026 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2026)

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025)
4.2	Share Redemption Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2025)

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: November 13, 2026